Form 10QSB
period 1998-12-31
INNOVA PURE WATER INC /FL/
filed 1999-02-12
CIK 791994

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

                                  FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.
                For the quarterly period ended December 31, 1998

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.
     For the transition period from __________, 19__, to __________, 19__.

                         Commission File Number 0-29746

                            INNOVA PURE WATER, INC.
               (Exact Name of Registrant as Specified in Charter)


             Florida                                   59-2567034
             -------                                   ----------
(State or Other Jurisdiction of         (I.R.S. Employer Identification Number)
Incorporation or Organization)

             13130 56th Court, Suite 604, Clearwater, Florida 33760
             ------------------------------------------------------
          (Address of Principal Executive Offices, Including Zip Code)

                                 (727) 572-1000
                                 --------------
              (Registrant's Telephone Number, Including Area Code)




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and has been subject to such filing requirements for the past 90 days.

                               ___ YES     ___ NO

There were 10,066,971 shares of the Registrant's $.0001 par value common stock as of December 31, 1998.

Transitional Small Business Format (check one)  Yes ___    No ___

                            INNOVA PURE WATER, INC.




                                    CONTENTS


Part I - Financial Information

    Item 1.  Financial Statements:

    Item 2.  Management's Discussion & Analysis of Financial
                Condition and Results of Operations...............................................

Part II

    Item 1.  Legal Proceedings.................................................

    Item 2.  Changes in Securities and Use of Proceeds.........................

    Item 3.  Changes in Securities.............................................


    Item 4.  Submission of Matters to a Vote of Security Holders...............


    Item 5.  Other Matters.....................................................


    Item 6.  Exhibits and Reports on Form 8-K..................................


    Signatures ...................................................................................

                              FINANCIAL STATEMENTS

                            INNOVA PURE WATER, INC.

                  Six Months Ended December 31, 1998 and 1997
                                  (Unaudited)

                            Innova Pure Water, Inc.

                              Financial Statements

                  Six Months Ended December 31, 1998 and 1997
                                  (Unaudited)




                                    CONTENTS


Financial Statements:

    Balance Sheet for December 31, 1998 (Unaudited)...............................................................1
    Statements of Operations for the three and six months ended
        December 31, 1998 and 1997 (Unaudited)....................................................................2
    Statement of Changes in Stockholders' Equity for the six months ended December 31, 1998 (Unaudited).......................................................................3
    Statements of Cash Flows for the six months ended
        December 31, 1998 and 1997 (Unaudited)....................................................................4
    Notes to Financial Statements..............................................................................5-18

                            Innova Pure Water, Inc.

                                 Balance Sheet

                               December 31, 1998
                                  (Unaudited)



ASSETS
Current assets:
    Cash and cash equivalents                                                                          $  1,121,800
    Accounts receivable, trade (including related party of $54,250),
        net of allowance for doubtful accounts of $8,800                                                    128,500
    Other receivables, related parties                                                                       87,000
    Inventories                                                                                             295,500
    Other current assets                                                                                     19,700
                                                                                                       ------------
Total current assets                                                                                      1,652,500

Property and equipment, net                                                                                 224,700

Other assets                                                                                                208,000
                                                                                                       ------------
                                                                                                       $  2,085,200
                                                                                                       ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable, trade                                                                            $     33,100
    Accrued expenses                                                                                         94,700
    Customer deposits                                                                                       401,900
    Current portion of obligations under capital leases                                                       3,500
    Current portion of long-term debt                                                                         6,400
                                                                                                       ------------
Total current liabilities                                                                                   539,600
                                                                                                       ------------
Long-term liabilities:
    Obligations under capital leases, net of current portion                                                  8,400
    Long-term debt, net of current portion                                                                   16,700
                                                                                                       ------------
Total long-term liabilities                                                                                  25,100
                                                                                                       ------------
Stockholders' equity:
    Preferred stock; $.001 par value; 2,000,000 shares authorized;
        0 shares issued and outstanding                                                                           0
    Common stock; $.0001 par value; 50,000,000 shares authorized;
        10,077,471 shares issued; 10,066,971 shares outstanding                                               1,000
    Capital in excess of par value                                                                        7,996,600
    Accumulated deficit                                                                                  (6,468,000)
                                                                                                       ------------
                                                                                                          1,529,600
    Treasury stock, at cost; 500 shares                                                                      (9,100)
                                                                                                       ------------
Total stockholders' equity                                                                                1,520,500
                                                                                                       ------------
                                                                                                       $  2,085,200
                                                                                                       ============




The accompanying notes are an integral part of the financial statements.      1

                            Innova Pure Water, Inc.

                            Statements of Operations
                                  (Unaudited)




                                                      Three Months Ended                  Six Months Ended
                                                           December 31,                       December 31,
                                                  ------------------------------     ------------------------------
                                                      1998             1997              1998              1997
                                                  -----------------------------------------------------------------
Net sales, related parties                        $     96,200     $     316,700     $    329,000      $    322,300

Net sales, other                                       193,500           277,600        1,465,500           684,400
                                                  -----------------------------------------------------------------
                                                       289,700           594,300        1,794,500         1,006,700

Cost of sales                                          241,700           242,300          995,200           413,900
                                                  -----------------------------------------------------------------

Gross profit                                            48,000           352,000          799,300           592,800
                                                  -----------------------------------------------------------------

Operating expenses:
    Selling expenses                                    15,700            38,800           74,300            92,800
    General and administrative expenses                185,800           219,200          617,600           460,300
    Research and product development                    38,000            17,400           69,600            42,100
                                                  -----------------------------------------------------------------
                                                       239,500           275,400          761,500           595,200
                                                  -----------------------------------------------------------------

Net (loss) income from operations                     (191,500)           76,600           37,800            (2,400)
                                                  -----------------------------------------------------------------

Other income:
    Interest, net                                      (12,700)           (5,700)         (21,800)           (9,100)
    Income, other                                      (25,000)                           (25,000)
    Gain on disposal of fixed assets                    (7,600)                            (7,600)
                                                  -----------------------------------------------------------------
                                                       (45,300)           (5,700)         (54,400)           (9,100)
                                                  -----------------------------------------------------------------

Net (loss) income                                 $   (146,200)    $      82,300     $     92,200      $      6,700
                                                  =================================================================

(Loss) earnings per common share                         $(.01)             $.01             $.01              $.00
                                                  =================================================================

(Loss) earnings per common share,
    assuming dilution                                    $(.01)             $.01             $.01              $.00
                                                  =================================================================




The accompanying notes are an integral part of the financial statements.      2

                            Innova Pure Water, Inc.

                  Statement of Changes in Stockholders' Equity

                       Six Months Ended December 31, 1998
                                  (Unaudited)





                                                 Common Stock               Capital In
                                          ---------------------------        Excess of       Accumulated     Treasury
                                              Shares           Amount        Par Value         Deficit        Stock
                                          ---------------------------------------------------------------------------
Balance, June 30, 1998                       10,064,871       $1,000        $7,980,000      $(6,560,200)      $5,700

Stock issued for services and
    exercised options                            12,600                          6,200

Stock repurchase (10,000
    shares)                                                                                                    3,400

Compensation for stock
    options issued                                                              10,400

Net income                                                                                       92,200
                                          ---------------------------------------------------------------------------

Balance, December 31, 1998                   10,077,471       $1,000        $7,996,600      $(6,468,000)      $9,100
                                          ===========================================================================




The accompanying notes are an integral part of the financial statements.      3

                            Innova Pure Water, Inc.

                            Statements of Cash Flows
                                  (Unaudited)



                                                                                             Six Months Ended
                                                                                                December 31,
                                                                                       ----------------------------
                                                                                           1998              1997
                                                                                       ----------         ---------
OPERATING ACTIVITIES
    Net income                                                                         $   92,200         $   6,700
                                                                                       ----------------------------

    Adjustments to reconcile net income to net cash and cash
        equivalents provided (used) by operating activities:
           Depreciation and amortization                                                   49,100            46,800
           Compensation expense for stock and stock options                                15,300
           (Increase) decrease in:
               Accounts receivable                                                        754,700           131,800
               Inventories                                                                 58,600           (10,600)
               Other assets                                                                (2,300)          (22,700)
           Decrease in accounts payable, accrued expenses,
               and customer deposits                                                     (192,800)         (240,900)
                                                                                       ----------------------------
    Total adjustments                                                                     682,600           (95,600)
                                                                                       ----------------------------
    Net cash and cash equivalents provided (used)
        by operating activities                                                           774,800           (88,900)
                                                                                       ----------------------------

INVESTING ACTIVITIES
    Acquisition of property and equipment                                                 (40,600)         (116,500)
    Acquisition of patents                                                                (44,200)
    Advances to related parties                                                           (48,300)           14,800
                                                                                       ----------------------------
    Net cash and cash equivalents used by investing activities                           (133,100)         (101,700)
                                                                                       ----------------------------

FINANCING ACTIVITIES
    Repurchase of stock                                                                    (3,400)
    Payments on loans                                                                      (3,000)          (16,900)
    Payments on capital lease obligations                                                  (3,000)           (2,700)
    Proceeds from issuance of common stock                                                  1,300
                                                                                       ----------------------------
    Net cash and cash equivalents used by financing activities                             (8,100)          (19,600)
                                                                                       ----------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      633,600          (210,200)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                            488,200           752,700
                                                                                       ----------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                               $1,121,800         $ 542,500
                                                                                       ============================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION AND
    NONCASH FINANCING ACTIVITIES:
        Cash paid for interest                                                         $    1,800         $   4,700
                                                                                       ============================




The accompanying notes are an integral part of the financial statements.      4

                            Innova Pure Water, Inc.

                         Notes to Financial Statements

                  Six Months Ended December 31, 1998 and 1997
                                  (Unaudited)



1.   NATURE OF OPERATIONS

Innova Pure Water, Inc. was incorporated in Florida in 1985 for the purpose of developing, manufacturing, and marketing proprietary, state-of-the-art effective and economical in-the-house and portable water purification products. The corporate headquarters is located in Clearwater, Florida. Sales are to both wholesale and retail markets throughout the United States, principally on credit and primarily through strategic alliances, two of which are billion dollar companies. Sales are also made to distributors in several foreign countries. Significant revenues are also generated by direct television marketing.

For the six months ended December 31, 1998 and 1997, sales to two and three customers amounted to approximately 89 and 53 percent of net sales, respectively. Sales to two customers for the three months ended December 31, 1998 and two customers for the three months ended December 31, 1997 amounted to approximately 74 and 69 percent of net sales, respectively. Accounts receivable from these customers amounted to approximately $114,800 at December 31, 1998.

For the six months ended December 31, 1998 and 1997, sales to foreign customers (all transacted in U.S. dollars) amounted to approximately 9 and 19 percent of net sales to unaffiliated customers, respectively. For the three months ended December 31, 1998 and 1997, sales to foreign customers amounted to approximately 35 and 13 percent of net sales to unaffiliated customers, respectively. These sales were made to customers in various locations as follows:

                                                  Three Months                Six Months
                                               Ended December 31,          Ended December 31,
                                             ----------------------      ---------------------
                                               1998           1997          1998        1997
                                             -------------------------------------------------
        Brazil                                                           $    500
        Japan                                $51,500                       72,800     $ 77,000
        New Zealand                           12,000        $12,000        15,000       17,400
        Australia                                                                       11,300
        England                                               9,400         7,800        9,400
        Other                                  3,900         14,000        34,900       14,000
                                             -------------------------------------------------
                                             $67,400        $35,400      $131,000     $129,100
                                             =================================================

                            Innova Pure Water, Inc.

                         Notes to Financial Statements

                  Six Months Ended December 31, 1998 and 1997
                                  (Unaudited)



1.   NATURE OF OPERATIONS (CONTINUED)

On July 21, 1997, the Company entered into a strategic alliance which includes manufacturing, developing, marketing, and distributing provisions with Rubbermaid Incorporated(R) ("Rubbermaid"). This agreement grants Rubbermaid certain rights to the products and technology of the Company as well as to market and distribute certain products throughout the United States and specific other countries during the term of the agreement. The Company also granted Rubbermaid the non-exclusive right to market and distribute certain products throughout the rest of the world with the exception of specific products and/or markets reserved under pre-existing agreements under other strategic alliances. In addition to the product price, the agreement calls for a limited price adjustment of $.10 per unit for the first ten million units of product purchased by Rubbermaid. On termination of the agreement, the Company is entitled to a minimum of $500,000 less any limited price adjustments already paid. Included in net sales for the six months ended December 31, 1998 and 1997 are approximately $83,500 and $0, respectively, of revenues relating to this limited price adjustment. Included in net sales for the three months ended December 31, 1998 and 1997 are approximately $4,500 and $0, respectively, of revenues relating to this limited price adjustment.

The Company currently holds numerous patents in the field of water treatment and has additional domestic and foreign patents pending. The Company pursues an aggressive product development program with the goal to provide its strategic partners with unique competitive advantages.


2.   SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies followed are:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                            Innova Pure Water, Inc.

                         Notes to Financial Statements

                  Six Months Ended December 31, 1998 and 1997
                                  (Unaudited)



2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the six and three month periods ended December 31, 1998 and 1997, (b) the financial position at December 31, 1998, and (c) cash flows for the six month periods ended December 31, 1998 and 1997, have been made.

     Cash and cash equivalents consist of checking and operating accounts. The cash deposits are with a single financial institution and are in excess of the Federal Deposit Insurance Corporation's insurance coverage limit of $100,000 at December 31, 1998.

     Inventory is stated at the lower of cost, determined by the first-in, first-out method, or market.

     Property and equipment are recorded at cost. Depreciation is calculated by the straight-line method over the estimated useful lives of the assets, ranging generally from three to ten years. Additions to and major improvements of property and equipment are capitalized. Repair and maintenance expenditures are charged to expense as incurred. As property or equipment is sold or retired, the applicable cost and accumulated depreciation are eliminated from the accounts and any gain or loss is recorded.

     When the Company has long-lived assets which have a possible impairment indicator, the Company estimates the future cash flows from the operation of these assets. If the estimated cash flows recoup the recorded value of the assets, they remain on the books at that value. If the net recorded value cannot be recovered, the assets are written down to their fair market value if lower than the recorded value.

     Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective income tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

                            Innova Pure Water, Inc.

                         Notes to Financial Statements

                  Six Months Ended December 31, 1998 and 1997
                                  (Unaudited)



2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Intangible assets which are included in other assets in the accompanying financial statements are being amortized over their estimated useful life of five years.

     The Company recognizes revenue at the time products are shipped. Any deposits received in advance of product shipment are reflected as liabilities until the products are shipped.

     Advertising costs are charged to operations as incurred. Approximately $2,000 and $0 of advertising expense was charged to operations for the six months ended December 31, 1998 and 1997, respectively. There were no advertising costs for the three months ended December 31, 1998 and 1997.

     The Financial Accounting Standards Board issued Statement 123 (SFAS 123), Accounting for Stock-Based Compensation, which provides that expense equal to the fair value of all stock-based awards on the date of the grant be recognized over the service period. Alternatively, this statement allows entities to continue to apply the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation expense is recorded on the date the options are granted equal to the excess of the market price of the underlying stock over the exercise price. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide pro forma disclosure of the provisions of SFAS 123. Under APB Opinion No. 25, the Company recorded $10,400 and $0 of compensation expense for the six months ended December 31, 1998 and 1997, respectively. The Company recorded $10,400 and $0 of compensation expense for the three months ended December 31, 1998 and 1997, respectively.

     During the year ended June 30, 1998, the Company adopted Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share." This statement requires dual presentation of basic and diluted earnings per share (EPS) for complex capital structures on the face of the income statement. Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities, such as stock options and warrants, into common stock.

     The Company records shares of common stock as outstanding at the time the Company becomes contractually obligated to issue shares.

                            Innova Pure Water, Inc.

                         Notes to Financial Statements

                  Six Months Ended December 31, 1998 and 1997
                                  (Unaudited)



3.   INVENTORIES

Inventories at December 31, 1998 consist of:

     Raw materials                                                     $250,900
     Finished goods                                                       5,900
     Work in process                                                     38,700
                                                                       --------
                                                                       $295,500
                                                                       ========


4.   PROPERTY AND EQUIPMENT

Property and equipment at December 31, 1998 consist of:

     Tooling                                                           $309,600
     Machinery and equipment                                            374,600
     Vehicles                                                            32,900
     Equipment under capital lease                                       25,500
                                                                       --------
                                                                        742,600
     Less:
        Accumulated depreciation                                        508,400
        Accumulated depreciation on equipment under capital lease         9,500
                                                                       --------
                                                                       $224,700
                                                                       ========

5.   RELATED PARTY TRANSACTIONS AND COMMITMENTS

The Company entered into an employment agreement with its President and Chief Executive Officer effective June 30, 1997, which provides for her employment for a five-year term ending June 29, 2002. Under the agreement, she is to receive a base salary of $150,000 per year as well as a bonus of two percent of net sales of the Company, adjusted by the annual gross margin achieved. For the six months ended December 31, 1998 and 1997, respectively, bonuses earned under the agreement amounted to approximately $34,200 and $19,500. For the three months ended December 31, 1998 and 1997, respectively, bonuses earned amounted to approximately $4,500 and $11,300. The agreement contains a restrictive covenant not to compete for the term of the agreement and for five years following termination of service without cause. The agreement provides for severance payments equal to 200 percent of the annual base compensation due under the agreement in the event there is a "change of control" of the Company, as defined therein, and she is subsequently terminated without cause.

                            Innova Pure Water, Inc.

                         Notes to Financial Statements

                  Six Months Ended December 31, 1998 and 1997
                                  (Unaudited)



5.   RELATED PARTY TRANSACTIONS AND COMMITMENTS (CONTINUED)

The Company has been assigned the rights to certain patents owned by the majority stockholder of the Company who is also the Chairman of the Board of Directors of the Company. The costs of maintaining these patents are included in other assets at December 31, 1998 and amount to approximately $208,000. The costs are being amortized on a straight-line basis over a five-year period.

Effective June 30, 1997, the Company entered into an agreement with the Chairman of the Board of Directors expiring on December 31, 2002. This agreement obligates the Company to pay him, in return for the assignment of his patent rights, a minimum of $100,000 of royalties per year, with a cap of $300,000 per year, during the term of his employment. The royalty payments will be calculated based on five percent of sales of products that incorporate these assigned patents. Upon his termination, a three percent royalty shall be paid over the residual life of his patents. In connection with the assignment, the Company paid $85,300, $48,800, $11,100, and $28,100 to the Chairman for the six months ended December 31, 1998 and 1997 and the three months ended December 31, 1998 and 1997, respectively.

The above employment agreement and assignment of rights to patents and royalty payments are not necessarily indicative of the agreements that would have been entered into by independent parties.


6.   LONG-TERM DEBT

Long-term debt at December 31, 1998 consists of:

     Note payable; 7.25% interest; monthly payments of
       principal and interest of $652 through April 30,
       2002; collateralized by a vehicle                                $23,100
     Less amounts currently due                                           6,400
                                                                        -------
                                                                        $16,700
                                                                        =======

                            Innova Pure Water, Inc.

                         Notes to Financial Statements

                  Six Months Ended December 31, 1998 and 1997
                                  (Unaudited)



6.   LONG-TERM DEBT (CONTINUED)

The following is a schedule by year of the principal payments required under this note as of December 31, 1998:

        1999                                               $ 3,100
        2000                                                 6,600
        2001                                                 7,100
        2002                                                 6,300
                                                           -------
                                                           $23,100
                                                           =======


7.   CAPITAL LEASES

The Company has capitalized rental obligations under leases of equipment. The obligations, which mature in 1998 and 2002, represent the total present value of future rental payments discounted at the interest rates implicit in the leases. Future minimum lease payments under the capital leases are:

     Year Ending
     December 31,
     ------------
         1999                                              $ 4,700
         2000                                                4,700
         2001                                                4,700
                                                           -------
     Total minimum lease payments                           14,100
     Less:
        Amount representing interest                         2,200
        Amount currently due                                 3,500
                                                           -------
     Present value of net minimum lease payments           $ 8,400
                                                           =======


8.   LEASE COMMITMENTS

The Company rents its operating facilities under a noncancelable operating lease expiring in March 2003.

                            Innova Pure Water, Inc.

                         Notes to Financial Statements

                  Six Months Ended December 31, 1998 and 1997
                                  (Unaudited)



8.   LEASE COMMITMENTS (CONTINUED)

The following is a schedule by year of future minimum rental payments required under this lease as of December 31, 1998:

     Year Ending
     December 31,
     ------------
         1999                                              $122,500
         2000                                               127,300
         2001                                               132,400
         2002                                               137,600
         2003                                                34,700
                                                           --------
                                                           $554,500
                                                           ========

Rent expense amounted to approximately $59,500 and $38,300 for the six months ended December 31, 1998 and 1997, respectively. For the three months ended December 31, 1998 and 1997, rent expense amounted to approximately $29,700 and $19,000, respectively.


9.   INCOME TAXES

The Company has incurred significant operating losses since its inception and, therefore, no tax liabilities have been incurred for the periods presented. These operating losses give rise to a deferred tax asset at June 30, 1998 and are as follows:

     Deferred tax asset                                 $ 2,500,000
     Allowance                                           (2,500,000)
                                                        -----------
                                                        $         0
                                                        ===========

The Company has available at June 30, 1998 approximately $6.1 million of unused operating loss carryforwards that may be applied against future taxable income which would reduce taxes payable by approximately $2.5 million in the future. These operating loss carryforwards expire beginning in 2001. Due to the Company's history of operating losses, management has established a valuation allowance in the full amount of the deferred tax assets arising from these losses because

                            Innova Pure Water, Inc.

                         Notes to Financial Statements

                  Six Months Ended December 31, 1998 and 1997
                                  (Unaudited)



9.   INCOME TAXES (CONTINUED)

management believes it is more likely than not that the Company will not generate sufficient taxable income within the appropriate period to offset these operating loss carryforwards. Income tax benefits resulting from the utilization of these carryforwards will be recognized in the year in which they are realized for federal and state tax purposes.


10.  EARNINGS PER SHARE

The following data shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock:


                                                      Three Months Ended                  Six Months Ended
                                                           December 31,                       December 31,
                                                  ------------------------------     ----------------------------
                                                      1998             1997              1998              1997
                                                  ---------------------------------------------------------------
     Net (loss) income                            $  (146,200)    $   82,300         $    92,200       $    6,700
                                                  ===============================================================

     Weighted average number
       of common shares used
       in basic EPS                                10,074,351      9,523,045          10,072,133        9,009,458
     Effect of dilutive stock
       options and warrants                                           57,703              97,355          304,329
                                                  ---------------------------------------------------------------
     Weighted average number
       of common shares and
       dilutive potential
       common stock used
       in diluted EPS                              10,074,351      9,580,748          10,169,488        9,313,787
                                                  ===============================================================

                            Innova Pure Water, Inc.

                         Notes to Financial Statements

                  Six Months Ended December 31, 1998 and 1997
                                  (Unaudited)



11.  EQUITY

Effective October 24, 1996, the Board of Directors authorized 2,000,000 shares of preferred stock with a par value of $.001 per share. The Board of Directors is authorized to issue the preferred stock in series and to fix, in the manner and to the full extent provided and permitted by law, the rights, preferences, and limitations of each series of preferred stock. At December 31, 1998, no preferred stock shares were issued or outstanding.


12.  STOCK OPTIONS AND WARRANTS

On August 1, 1996, the Company reached an agreement with Innova Holdings, LLC, a company owned by the Cayre family who also owns the Good Times family of companies. Good Times has agreed to provide the Company with certain sales and marketing assistance to sell via direct television, including certain Richard Simmons promotions. In connection with this agreement, the Company was paid $500,000 for warrants for the right to purchase 11,000,000 shares of common stock. The warrants, which were non-dilutive, had the following exercise prices and expiration dates:

     3,300,000 shares at an exercise price of $.40 per share expiring October 31, 1997;

     3,300,000 shares at an exercise price of $.75 per share expiring October 31, 1998; and

     4,400,000 shares at an exercise price of $1.00 per share expiring October 31, 1999.

On October 30, 1997, the Company entered into a stock purchase agreement with Innova Holdings, LLC. In connection with this agreement, the Company issued 1,500,000 shares of its common stock to Innova Holdings, LLC in exchange for the surrender of these warrants to purchase 11,000,000 shares of the Company's common stock. The 1,500,000 shares issued cannot be sold, transferred, assigned, or pledged for a two-year period beginning October 30, 1997.

During the year ended June 30, 1997, the Company reserved 750,000 common shares for issuance under the Company's 1996 incentive stock plan. During the year ended June 30, 1998, 715,000 stock options, net of forfeitures, were granted under this plan at an exercise price of $.50 per share. The options vest over a three-year period beginning July 1, 1998 and expire on June 30, 2001.

Additionally, the Company has an incentive stock option plan for key employees and advisory members. The plan allows stock options to be granted to officers, employees, directors, and members of the technical and marketing advisory boards of the Company.

                            Innova Pure Water, Inc.

                         Notes to Financial Statements

                  Six Months Ended December 31, 1998 and 1997
                                  (Unaudited)



12.  STOCK OPTIONS AND WARRANTS (CONTINUED)

The following is a summary of stock option activity:


                                                     Directors, Technical
                                                     Advisory Board, and
                                                   Marketing Advisory Board          1996 Incentive
                                                      Stock Option Plan            Stock Option Plan
                                                   ------------------------    ------------------------
                                                                   Weighted                    Weighted
                                                                   Average                     Average
                                                    Number         Exercise      Number        Exercise
                                                   of Shares        Price      of Shares        Price
                                                   ----------------------------------------------------
     Options granted and outstanding,
        June 30, 1998                                108,500        $.50        715,000         $.50
     Options expired during the period              (100,000)
     Options exercised during the period
        (at a price of $.50 per share)                                           (2,600)         .50
                                                   ----------------------------------------------------
     Options granted and outstanding,
        December 31, 1998                              8,500        $.50        712,400         $.50
                                                   ====================================================


The following table summarizes the status of options outstanding at December 31, 1998:


                                                Outstanding Options               Exercisable Options
                                       -------------------------------------    ----------------------
                                                                   Weighted                  Weighted
                                                                   Average                   Average
                                                                  Remaining                 Remaining
                                       Exercise                  Contractual               Contractual
                                        Price      Number            Life       Number         Life
                                       ---------------------------------------------------------------
     1996 Incentive Stock
        Option Plan                      .50       712,400           2.5        235,733        2.5
     Directors, Technical Advisory
        Board, and Marketing
        Advisory Board                   .50         8,500            .9          8,500         .9
                                                   -------                      -------
                                                   720,900                      244,233
                                                   =======                      =======


In addition to the above, the Company has outstanding at December 31, 1998 warrants to purchase 250,000 shares of the Company's common stock at a price of $.50 per share. The warrants are exercisable at any time through August 15, 2001, at which time the warrants expire. At December 31, 1998, 250,000 shares of the Company's common stock have been reserved for issuance under these warrants.

                            Innova Pure Water, Inc.

                         Notes to Financial Statements

                  Six Months Ended December 31, 1998 and 1997
                                  (Unaudited)



12.  STOCK OPTIONS AND WARRANTS (CONTINUED)

SFAS 123 requires disclosure of pro forma net income as if the fair value based method had been applied in measuring compensation costs for common stock options and warrants granted. Pro forma net income (loss) and net earnings
(loss) per common share are as follows for the six months ended December 31, 1998 and 1997 and the three months ended December 31, 1998 and 1997:


                                                  Three Months                     Six Months
                                               Ended December 31,               Ended December 31,
                                            ------------------------        ------------------------
                                              1998             1997           1998             1997
                                            --------------------------------------------------------
     As reported:
       Net (loss) income                    $(146,200)        $82,300       $92,200           $6,700
                                            ========================================================
       Basic earnings per
         common share                           $(.01)           $.01          $.01               $0
                                            ========================================================
       Diluted earnings per
         common share                           $(.01)           $.01          $.01               $0
                                            ========================================================

     Pro forma:
       Net (loss) income                    $(188,700)        $67,000        $7,100          $(8,600)
                                            ========================================================
       Basic (loss) income per
         common share                           $(.02)           $.01            $0               $0
                                            ========================================================
       Diluted (loss) income
         per common share                       $(.02)           $.01            $0               $0
                                            ========================================================

The weighted average fair value of the options and warrants at their grant during the year ended June 30, 1998 was $.71. The estimated fair value of each option and warrant granted is calculated using the Black-Scholes option-pricing model. The following summarizes the weighted average of the assumptions used in the model:

     Risk-free interest rate                                                                    5.78%
     Expected years until exercise                                                               4.0
     Expected dividend yield                                                                       0
     Estimated fair market value of underlying stock                                            $.79

                            Innova Pure Water, Inc.

                         Notes to Financial Statements

                  Six Months Ended December 31, 1998 and 1997
                                  (Unaudited)



13.  CONTINGENCY

The Company is the plaintiff in a patent infringement and unfair competition lawsuit entitled Innova/Pure Water, Inc. v. Aladdin Sales & Marketing, Inc., Filtex USA, Ltd., ACT Marketing, Inc., ACT Marketing, Ltd., Advanced Consumer Technologies, Inc., and Robert Luzenberg, Case No. 97-924-Civ-T-25D (M.D. Fla.). The Company claimed patent infringement and false advertising on the part of the Defendants. Prior to trial, the Company resolved the false advertising claims on terms deemed favorable to the Company by management, receiving a cash settlement and an agreement that future statements and claims would only present factual information. On October 7, 1998, the Court entered a summary judgment ruling that the defendants did not infringe the Company's patent. The Company has appealed the lower court's ruling to the United States Court of Appeals for the Federal Circuit in Washington, D.C. The Company has received an opinion of patent counsel that there is a "high probability" that the lower court's ruling will be overturned and that the Filtex products will be held to be an infringement of the Company's patent. Resolution of the Company's appeal may take between six months and a year.

The Company is also the defendant in a lawsuit filed by a former employee who alleges breach of his employment contract. The case is Alan R. Kelly v. Innova Pure Water, Inc., Pinellas County Circuit Court Case No. 98-2771-C1-007. The plaintiff is seeking severance pay, bonus pay, stock options, and attorney fees. The Company denies entering into an employment agreement with the plaintiff and disputes his being entitled to the requested compensation and damages. The Company is vigorously defending the case while attempting to settle with Mr. Kelly. Discovery has just commenced and the case has not yet been set for trial. There is a likelihood of an unfavorable outcome if the trier of fact determines that an employment agreement existed between Mr. Kelly and the Company. Mr. Kelly claims damages of $240,000 plus attorney fees and costs. While management believes the plaintiff's claim is meritless, there is no assurance that the Company will not suffer an adverse outcome in the lawsuit.


14.  YEAR 2000

The "Year 2000" issue is the result of computer programs being written using two digits rather than four to define the applicable year. Programs with this problem may recognize a date using "00" as the year 1900 rather than the year 2000, resulting in system failures or miscalculations. Given this uncertainty, the Company has recognized the need to remain vigilant in its Year 2000

                            Innova Pure Water, Inc.

                         Notes to Financial Statements

                  Six Months Ended December 31, 1998 and 1997
                                  (Unaudited)



14.  YEAR 2000 (CONTINUED)

analysis. During the year ended June 30, 1998, the Company replaced all non-compliant systems with updated hardware and software at a cost of approximately $20,000. The Company does not anticipate any further costs to make existing systems compliant. In addition, the Company is in the process of assessing the Year 2000 readiness of its key suppliers and customers. This assessment is expected to be completed by June 30, 1999. The Company has not established a contingency plan with respect to the Year 2000 issue. Although the Company believes that any changing conditions will not create any unforeseen Year 2000 problems, they will continue to review the Company's Year 2000 status on a quarterly basis.

                            INNOVA PURE WATER, INC.


                      ITEM 2 - MANAGEMENT'S DISCUSSION AND
                         ANALYSIS OR PLAN OF OPERATION


THIS REGISTRATION STATEMENT CONTAINS FORWARD-LOOKING STATEMENTS. THE WORDS "ANTICIPATED," "BELIEVE," "EXPECT," "PLAN," "INTEND," "SEEK," "ESTIMATE," "PROJECT," "WILL," "COULD," "MAY," AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS INCLUDE, AMONG OTHERS, INFORMATION REGARDING FUTURE OPERATIONS, FUTURE CAPITAL EXPENDITURES, AND FUTURE NET CASH FLOW. SUCH STATEMENTS REFLECT THE COMPANY'S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, INCLUDING, WITHOUT LIMITATION, GENERAL ECONOMIC AND BUSINESS CONDITIONS, CHANGES IN FOREIGN, POLITICAL, SOCIAL, AND ECONOMIC CONDITIONS, REGULATORY INITIATIVES AND COMPLIANCE WITH GOVERNMENTAL REGULATIONS, THE ABILITY TO ACHIEVE FURTHER MARKET PENETRATION AND ADDITIONAL CUSTOMERS, AND VARIOUS OTHER MATTERS, MANY OF WHICH ARE BEYOND THE COMPANY'S CONTROL, INCLUDING, WITHOUT LIMITATION, THE RISKS DESCRIBED UNDER THE CAPTION "BUSINESS." SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES OCCUR, OR SHOULD UNDERLYING ASSUMPTIONS PROVE TO BE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY AND ADVERSELY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, OR OTHERWISE INDICATED. CONSEQUENTLY, ALL OF THE FORWARD-LOOKING STATEMENTS MADE IN THIS REGISTRATION STATEMENT ARE QUALIFIED BY THESE CAUTIONARY STATEMENTS AND THERE CAN BE NO ASSURANCE OF THE ACTUAL RESULTS OR DEVELOPMENTS.

Innova cautions readers that in addition to important factors described elsewhere, the following important facts, among others, sometimes have affected, and in the future could affect, the Company's actual results, and could cause the Company's actual results during 1999 and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, Innova.

INCOME STATEMENT DATA

                                                  Three Months Ended                  Six Months Ended
                                                      December 31,                       December 31,
                                             ----------------------------      ----------------------------
                                                 1998             1997             1998             1997
                                             --------------------------------------------------------------
        Total revenue                        $   289,700       $  594,300      $ 1,794,500       $1,006,700
                                             ==============================================================
        Net (loss) income                    $  (146,200)      $   82,200      $    92,200       $    6,700
                                             ==============================================================
        Earnings (loss) per common
           share - basic                           $(.01)            $.01             $.01             $.00
                                             ==============================================================
        Shares used in per share
           computation                        10,074,351        9,523,045       10,072,133        9,009,458
                                             ==============================================================
        (Loss) earnings per common
           share - assuming dilution               $(.01)            $.01             $.01             $.00
                                             ==============================================================
        Shares used in diluted
           computation                        10,074,351        9,580,748       10,169,488        9,313,787
                                             ==============================================================

BALANCE SHEET DATA

                                                                                         December 31,
                                                                                             1998
                                                                                         ------------
     Total assets                                                                         $2,085,200
     Working capital                                                                      $1,112,900
     Long-term debt                                                                       $   25,100
     Stockholders' equity                                                                 $1,520,500


The "Year 2000" issue is the result of computer programs being written using two digits rather than four to define the applicable year. Programs with this problem may recognize a date using "00" as the year 1900 rather than the Year 2000, resulting in system failures or miscalculations. Given this uncertainty, the Company has recognized the need to remain vigilant in its Year 2000 analysis.

The Company has analyzed its information technology systems ("IT") and has replaced all non-compliance systems with updated hardware and software that is Year 2000 compliant. The costs to replace the existing hardware and software amounted to approximately $20,000, with $10,000 each relating to hardware and software. Funds expended to replace existing hardware and software were generated from the Company's operations. The Company does not anticipate any further costs to be spent on hardware and software compliance. The Company does not employ any equipment that contains microchips or which is computer controlled and, therefore, believes that the Year 2000 issue will not affect the Company's non-IT systems.

The Company is currently in the process of assessing the Year 2000 readiness of its key suppliers and customers. With respect to suppliers, the Company has only four to six major suppliers, each of whom have been sent a Year 2000 screening memorandum. Concurrently, the Company is soliciting potential alternate competitive suppliers that are Year 2000 compliant. The Company plans to complete its assessment of suppliers by June 30, 1999. Should any current supplier not be able to prove their compliance by that time, the Company will switch to an alternate compliant supplier. With respect to customers, the Company has had conversations with its customers and formal information forms have or will be sent to ascertain each customer's state of compliance and to assess their condition upon the Company's continuing business.

In addition, the Company is aware of the potential for claims against it and other companies for damages arising from products and services that were not Year 2000 ready. Currently, there are no performance contracts in existence. In addition, the Company has retained the right to provide notification upon order receipt that the order requirements cannot be met. Such notification may be provided if within 30 to 60 days of shipment date. Therefore, the Company believes that there will be no significant claims against it arising from the Year 2000 issue.

The Company has not established a formal contingency plan with respect to the Year 2000 issue. This is due to the fact that, at this time, the Company does not know of any scenarios which, as a result of the Year 2000 issue, would seriously impact the business except the possibility of failure to receive timely payments from major customers. The Company has established direct personal relationships with the key personnel at each of these major customers with the capability of directly releasing such funds as may be due to the Company. The Company does not anticipate any lost revenue due to Year 2000 issues. Although the Company believes that any changing conditions will not create any unforeseen Year 2000 problems, we will continue to review the Company's Year 2000 status on a quarterly basis.

RESULTS OF OPERATIONS

Net Sales

Net sales for the three-month period ended December 31, 1998 was $289,000, a 51 percent decrease from the $594,300 of net sales for the comparable period in 1997. The majority of this decrease is attributable to the success of certain major sales promotional efforts being achieved during different quarters between 1998 and 1997. In the prior year, these promotional efforts resulted in a major sale during the 2nd quarter ending December 31, 1997, while in the current fiscal year, this was achieved earlier during the first quarter.

Net sales for the six-month period ended December 31, 1998 was $1,794,500, a 78 percent increase over the $1,006,700 of net sales for the comparable period in 1997. Much of this increase is attributable to the sales to Rubbermaid and Goodtimes under strategic alliances.

Cost of Sales

For the three months ended December 31, 1998, our cost of sales remained the same at $241,700 compared to the $242,300 of costs for the three months ended December 31, 1997.

The constant cost of sales, combined with the 51 percent decrease in net sales, resulted in a reduction in our gross profit margin to 17 percent from 59 percent. This reduction is principally attributable to the costs associated with our investment in new facilities and increased production capabilities which are intended to sustain the anticipated higher sales volume from our two major strategic alliances. The reduced lower than expected, sales volume eliminated much of the efficiency of scale previously obtained at the higher sales level which the company is positioned to perform. In addition, to maintaining competitive pricing at the retail level, certain prices for independent filtration units to our strategic alliances were set at a slightly reduced level. Also, for the current period ending December 31, 1998, the product mix varied substantially with increased sales of lower margin items. Management considers this more of an aberration which may periodically occur. As new, more sophisticated products are introduced which may command a higher perceived value, it is anticipated that margins will be significantly improved.

For the six months ended December 31, 1998, the cost of sales increased to $995,200 from the $413,900 of costs for the six months ended December 31, 1997. This increase is mainly due to the increase in sales as well as the factors described in the preceding paragraph.

The 140 percent increase in cost of sales, offset with the increase in net sales of 78 percent, resulted in a decline in our gross profit margin for the six months ended December 31, 1998 of 14 percent to an overall gross profit margin of 45 percent for the six months ended December 31, 1998. This is principally attributable to the increased costs associated with the enhanced production capabilities. The rise in sales volume and efficiencies that have been incorporated were not sufficient to offset the increase in costs associated as a result of enhancing the production facilities. Additionally, the competitive pricing offered, as stated above combined with slightly higher component costs also contributed to the decrease in gross margin.

Operating Expenses

For the three-month period ended December 31, 1998, operating expenses amounted to $239,500, or 83 percent of net sales. For the comparable period in 1997, operating expenses were $275,400, or 46 percent of net sales. The increase in operating expenses as a percentage of sales between these periods of 37 percent is primarily due to a decrease in revenue as described above.

The decrease in overall operating expenses is attributed to the cutback of certain lower and middle management personnel whose function had become underutilized or less critical to the operations of the Company. The reduction in personnel followed our plan to concentrate on the marketing of our products via the strategic alliances with dominant and multi-national consumer products companies that each market to particular segments of the industry.

Operating expenses for the six months ended December 31, 1998 was $761,500, or 42 percent of net sales. For the comparable period in 1997, operating costs amounted to $595,200, or 59 percent of net sales. The 17 percent decrease as a percentage of sales between these periods is principally attributable to the large increase in sales.

Other Income

For the three months ended December 31, 1998, net interest income amounted to $12,700, as compared to net interest income of $5,700 for the three months ended December 31, 1997. The increase in net interest income is due to investments of the additional cash generated from operations this quarter.

For the six months ended December 31, 1998, net interest income amounted to $21,800 as compared to net interest income of $9,100 for the six months ended December 31, 1997. This change is due to the increase in cash invested in interest bearing securities or accounts with a major National bank. Invested cash increased from approximately $542,500 at December 31, 1997 to $1,121,800 at December 31, 1998.

Income Taxes

Due to the Company's history of operating losses, management has established a valuation allowance in the full amount of the deferred tax assets arising from these losses because management believes it is more likely than not that the Company will not generate sufficient taxable income within the appropriate period to offset these operating loss carryforwards.

Net Income (Loss)

Net loss for the three months ended December 31, 1998 amounted to $146,200, as compared to net income of $82,300 for the comparable period in 1997. The decline in 1998 was primarily a result of the reduction of sales and gross profit, as indicated above.

Net income for the six months ended December 31, 1998 increased by 1,276 percent to $92,200 from $6,700 for the comparable period in 1997. This increase is principally attributable to increased sales, as indicated above.

Earnings (Loss) Per Share

Basic and diluted loss per share was $(.01) for the three months ended December 31, 1998, as compared to basic and diluted earnings per share of $.01 for the comparable period in 1997. The decline of earnings per share in 1998 was due primarily to decreased profits between the comparable periods.

For the six months ended December 31, 1998, basic and diluted earnings per share amounted to $.01. For the comparable period in 1997, basic and diluted earnings per share amounted to $0. This turnaround is primarily the result of increased profits between the comparable periods.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

For the six months ended December 31, 1998, net cash provided by operating activities amounted to approximately $770,000, an increase over the net cash used by operating activities of approximately $89,000 for the comparable period in 1997. The increase is primarily a result of collections on accounts receivable and increased profits during the period.

Investment Activities

The Company's investment activities include equipment sales and purchases, patent acquisitions, and net changes in related party advances.

Net cash used by investing activities for the six months ended December 31, 1998 was approximately $133,000, as compared to net cash used by investing activities of approximately $102,000 for the comparable period in 1997. The increase in cash expended for investing activities is due primarily to additional costs incurred in patent development and defense during the six months ended December 31, 1998 as compared to the six months ended December 31, 1997.

Financing Activities

The Company's financing activities include proceeds from borrowings, payments on borrowings and capital leases, and proceeds from sales of common stock warrants.

Net cash of approximately $8,000 was used by financing activities for the six months ended December 31, 1998, as compared to net cash used by financing activities of approximately $20,000 for the six months ended December 31, 1997.

CAPITAL RESOURCES

At December 31, 1998, the Company does not have any material commitments for capital expenditures other than for those expenditures incurred in the ordinary course of business.

The Company believes that its current operations and cash balances will be sufficient to satisfy its currently anticipated cash requirements for the next 12 months. However, additional capital could be required in excess of the Company's liquidity, requiring it to raise additional capital through an equity offering, secured or unsecured debt financing. The availability of additional capital resources will depend on prevailing market conditions, interest rates, and the existing financial position and results of operations of the Company.

                                    PART II
                                OTHER INFORMATION


    Part 1.  Legal Proceedings.

             See Note 13 to the attached financial statement.

    Item 2.  Changes in Securities and Use of Proceeds.

             None.

    Item 3.  Defaults Upon Senior Securities.

             None.

    Item 4.  Submission of Matters to a Vote of Security Holders.

             None.

    Item 5.  Other Information.

             None.

    Item 6.  Exhibits and Reports on Form 8-K.

             27 - Financial Data Schedule for SEC use only.

                                   SIGNATURES

         Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                              INNOVA PURE WATER, INC.
Dated: 2-12-99                                                By:  /s/ Rose C. Smith
      --------------------------------------                     -----------------------------------------
                                                                       Rose C. Smith
                                                                       President, Chief Executive Officer,
                                                                       Director



Dated: 2-12-99                                                 By: /s/ John E. Nohren, Jr.
      --------------------------------------                     -----------------------------------------
                                                                       John E. Nohren, Jr.
                                                                       Chairman of the Board of Directors,
                                                                       Chief Financial Officer, Treasurer



Dated: 2-12-99                                                 By: /s/ Robert Connell
      --------------------------------------                     -----------------------------------------
                                                                       Robert Connell
                                                                       Controller

