Form 10QSB
period 1999-03-31
INNOVA PURE WATER INC /FL/
filed 1999-05-13
CIK 791994

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

                                  FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.
                 For the quarterly period ended March 31, 1999

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.
     For the transition period from __________, 19__, to __________, 19__.

                         Commission File Number 0-29746
                            CUSIP NUMBER ___________

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

               X   YES                                        NO
             -----                                      -----

There were 10,076,971 shares of the Registrant's $.0001 par value common stock as of March 31, 1999.

Transitional Small Business Format (check one)  Yes       No
                                                   -----    -----

                         PART I - FINANCIAL INFORMATION

                         ITEM 1 - FINANCIAL STATEMENTS

                              FINANCIAL STATEMENTS

                            INNOVA PURE WATER, INC.

                   Nine Months Ended March 31, 1999 and 1998
                                  (Unaudited)

                            Innova Pure Water, Inc.

                              Financial Statements

                   Nine Months Ended March 31, 1999 and 1998
                                  (Unaudited)


                                    CONTENTS


Financial Statements:

    Balance Sheet for March 31, 1999 (Unaudited)...................................................1
    Statements of Operations for the three and nine months ended
        March 31, 1999 and 1998 (Unaudited)........................................................2
    Statement of Changes in Stockholders' Equity for the nine months ended March 31, 1999 (Unaudited)...........................................................3
    Statements of Cash Flows for the nine months ended
        March 31, 1999 and 1998 (Unaudited)......................................................4-5
    Notes to Financial Statements...............................................................6-19

                            Innova Pure Water, Inc.

                                 Balance Sheet

                                 March 31, 1999
                                  (Unaudited)


ASSETS
Current assets:
    Cash and cash equivalents                                                       $   901,000
    Accounts receivable, trade, net of allowance for
        doubtful accounts of $8,800                                                     191,000
    Other receivables, related parties                                                   75,100
    Inventories                                                                         136,700
    Other current assets                                                                 19,700
                                                                                    -----------
Total current assets                                                                  1,323,500

Property and equipment, net                                                             198,100

Other assets                                                                            225,800
                                                                                    -----------

                                                                                    $ 1,747,400
                                                                                    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable, trade                                                         $    86,800
    Accrued expenses                                                                     57,100
    Current portion of obligations under capital leases                                   3,600
    Current portion of long-term debt                                                     6,500
                                                                                    -----------
Total current liabilities                                                               154,000
                                                                                    -----------

Long-term liabilities:
    Obligations under capital leases, net of current portion                              7,400
    Long-term debt, net of current portion                                               15,100
                                                                                    -----------
Total long-term liabilities                                                              22,500
                                                                                    -----------

Stockholders' equity:
    Preferred stock; $.001 par value; 2,000,000 shares authorized;
        0 shares issued and outstanding                                                       0
    Common stock; $.0001 par value; 50,000,000 shares authorized;
        10,076,971 shares issued and outstanding                                          1,000
    Capital in excess of par value                                                    8,001,300
    Accumulated deficit                                                              (6,431,400)
                                                                                    -----------
Total stockholders' equity                                                            1,570,900
                                                                                    -----------

                                                                                    $ 1,747,400
                                                                                    ===========


The accompanying notes are an integral part of the financial statements.

                            Innova Pure Water, Inc.

                            Statements of Operations
                                  (Unaudited)


                                                  Three Months Ended            Nine Months Ended
                                                      March 31,                     March 31,
                                                -----------------------     --------------------------
                                                   1999         1998           1999            1998
                                                ------------------------------------------------------

Net sales, related parties                                   $  379,600     $  329,000      $  701,900

Net sales, other                                $  667,800      312,800      2,133,300         997,200
                                                ------------------------------------------------------
                                                   667,800      692,400      2,462,300       1,699,100

Cost of sales                                      304,000      336,700      1,299,200         750,600
                                                ------------------------------------------------------

Gross profit                                       363,800      355,700      1,163,100         948,500
                                                ------------------------------------------------------

Operating expenses:
    Selling expenses                                20,800       27,900         95,100         120,700
    General and administrative expenses            273,600      306,900        891,200         767,200
    Research and product development                45,000       22,700        114,600          64,800
                                                ------------------------------------------------------
                                                   339,400      357,500      1,100,900         952,700
                                                ------------------------------------------------------

Net income (loss) from operations                   24,400       (1,800)        62,200          (4,200)
                                                ------------------------------------------------------

Other income:
    Interest, net                                    9,800        1,900         31,600          11,000
    Income, other                                    2,400                      27,400
    Gain on disposal of fixed assets                                             7,600
                                                ------------------------------------------------------
                                                    12,200        1,900         66,600          11,000
                                                ------------------------------------------------------

Net income                                      $   36,600   $      100     $  128,800      $    6,800
                                                ======================================================

Earnings per common share                       $      .00   $      .00     $      .01      $      .00
                                                ======================================================

Earnings per common share,
    assuming dilution                           $      .00   $      .00     $      .01      $      .00
                                                ======================================================


The accompanying notes are an integral part of the financial statements.

                            Innova Pure Water, Inc.

                  Statement of Changes in Stockholders' Equity

                        Nine Months Ended March 31, 1999
                                  (Unaudited)


                                               Common Stock       Capital In
                                           --------------------   Excess of     Accumulated      Treasury
                                             Shares      Amount   Par Value       Deficit         Stock
                                           --------------------------------------------------------------

Balance, June 30, 1998                     10,064,871    $1,000   $7,980,000    $(6,560,200)     $ 5,700

Stock issued for services and
    exercised options                          12,600                  6,200

Stock repurchase (10,000 shares)                                                                   3,400

Treasury stock issued for
    services (10,000 shares)                                                                      (3,400)

Compensation for stock
    options issued                                                    20,800

Treasury stock retired                           (500)                (5,700)                     (5,700)

Net income                                                                          128,800
                                           -------------------------------------------------------------

Balance, March 31, 1999                    10,076,971    $1,000   $8,001,300    $(6,431,400)     $     0
                                           =============================================================


The accompanying notes are an integral part of the financial statements.

                            Innova Pure Water, Inc.

                            Statements of Cash Flows
                                  (Unaudited)


                                                                                   Nine Months Ended
                                                                                       March 31,
                                                                               ------------------------
                                                                                 1999            1998
                                                                               ------------------------
OPERATING ACTIVITIES
    Net income                                                                 $ 128,800      $   6,800
                                                                               ------------------------
    Adjustments to reconcile net income to net cash and cash
        equivalents provided by operating activities:
           Depreciation and amortization                                          86,900         56,700
           Provision for losses on accounts receivable                                            5,000
           (Gain) loss on disposal of equipment                                   (7,600)        11,300
           Compensation expense for stock and stock options                       25,700
           (Increase) decrease in:
               Accounts receivable                                               637,800        106,400
               Inventories                                                       217,400         10,300
               Other current assets                                               (2,300)       (19,300)
           Increase (decrease) in:
               Accounts payable, accrued expenses, and
                  customer deposits                                             (575,200)       (37,100)
               Deferred revenue                                                                   1,000
                                                                               ------------------------
    Total adjustments                                                            382,700        134,300
                                                                               ------------------------
    Net cash and cash equivalents provided by operating activities               511,500        141,100
                                                                               ------------------------

INVESTING ACTIVITIES
    Acquisition of property and equipment                                        (40,600)      (123,300)
    Acquisition of patents                                                       (65,500)       (75,500)
    Advances to (from) related parties                                            17,900        (25,800)
                                                                               ------------------------
    Net cash and cash equivalents used by investing activities                   (88,200)      (224,600)
                                                                               ------------------------

FINANCING ACTIVITIES
    Repurchase of stock                                                           (3,400)
    Payments on loans                                                             (4,500)       (25,600)
    Payments on capital lease obligations                                         (3,900)        (4,200)
    Proceeds from warrant sales and issuance of common stock                       1,300
                                                                               ------------------------
    Net cash and cash equivalents used by financing activities                   (10,500)       (29,800)
                                                                               ------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             412,800       (113,300)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                   488,200        752,700
                                                                               ------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $ 901,000      $ 639,400
                                                                               ========================


The accompanying notes are an integral part of the financial statements.

                            Innova Pure Water, Inc.

                            Statements of Cash Flows
                                  (Unaudited)


                                                                                   Nine Months Ended
                                                                                       March 31,
                                                                               ------------------------
                                                                                  1999           1998
                                                                               ------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION AND
    NONCASH FINANCING ACTIVITIES:
        Cash paid for interest                                                 $   2,600      $   3,700
                                                                               ========================


    During the period ended March 31, 1999, the Company re-issued 10,000 shares of treasury stock to an employee in satisfaction of a previous obligation.

    During the period ended March 31, 1998, the Company issued 1,500,000 shares of common stock in exchange for 11,000,000 outstanding warrants.


The accompanying notes are an integral part of the financial statements.

                            Innova Pure Water, Inc.

                         Notes to Financial Statements

                   Nine Months Ended March 31, 1999 and 1998
                                  (Unaudited)



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

For the nine months ended March 31, 1999 and 1998, sales to two customers and one customer amounted to approximately 90 and 44 percent of net sales, respectively. Sales to one customer and three customers for the three months ended March 31, 1999 and 1998 amounted to approximately 93 and 85 percent of net sales, respectively. Accounts receivable from these customers amounted to approximately $190,000 at March 31, 1999.

For the nine months ended March 31, 1999 and 1998, sales to foreign customers (all transacted in U.S. dollars) amounted to approximately 7 and 15 percent of net sales to unaffiliated customers, respectively. For the three months ended March 31, 1999 and 1998, sales to foreign customers amounted to approximately 2 and 7 percent of net sales to unaffiliated customers, respectively. These sales were made to customers in various locations as follows:

                              Three Months                   Nine Months
                              Ended March 31,               Ended March 31,
                         ----------------------      -----------------------
                            1999          1998          1999           1998
                         ---------------------------------------------------
        Brazil                                       $    500
        Japan                                          72,800       $ 77,000
        New Zealand      $  5,900      $ 13,400        20,900         30,800
        Australia                                                     11,300
        England                           7,600         7,800         17,000
        Other               5,800                      40,700         14,000
                         ---------------------------------------------------
                         $ 11,700      $ 21,000      $142,700       $150,100
                         ===================================================

                            Innova Pure Water, Inc.

                         Notes to Financial Statements

                   Nine Months Ended March 31, 1999 and 1998
                                  (Unaudited)



1.      NATURE OF OPERATIONS (CONTINUED)

On July 21, 1997, the Company entered into a strategic alliance which includes manufacturing, developing, marketing, and distributing provisions with Rubbermaid Incorporated(R) ("Rubbermaid"). This agreement grants Rubbermaid certain rights to the products and technology of the Company as well as to market and distribute certain products throughout the United States and specific other countries during the term of the agreement. The Company also granted Rubbermaid the non-exclusive right to market and distribute certain products throughout the rest of the world with the exception of specific products and/or markets reserved under pre-existing agreements under other strategic alliances. In addition to the product price, the agreement calls for a limited price adjustment of $.10 per unit for the first ten million units of product purchased by Rubbermaid. On termination of the agreement, the Company is entitled to a minimum of $500,000 less any limited price adjustments already paid. Included in net sales for the three months ended March 31, 1999 and 1998 are approximately $57,100 and $11,000, respectively, of revenues relating to this limited price adjustment. Included in net sales for the nine months ended March 31, 1999 and 1998 are approximately $140,600 and $11,000, respectively, of revenues relating to this limited price adjustment.

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

                            Innova Pure Water, Inc.

                         Notes to Financial Statements

                   Nine Months Ended March 31, 1999 and 1998
                                  (Unaudited)



2.      SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the nine and three month periods ended March 31, 1999 and 1998, (b) the financial position at March 31, 1999, and (c) cash flows for the nine month periods ended March 31, 1999 and 1998, have been made.

        Cash and cash equivalents consist of checking and operating accounts. The cash deposits are with a single financial institution and are in excess of the Federal Deposit Insurance Corporation's insurance coverage limit of $100,000 at March 31, 1999.

        The Company extends credit to its various customers based on the customer's ability to pay. Based on management's review of accounts receivable, the allowance for doubtful accounts of $8,800 is considered to be adequate.

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

                            Innova Pure Water, Inc.

                         Notes to Financial Statements

                   Nine Months Ended March 31, 1999 and 1998
                                  (Unaudited)



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

        Advertising costs are charged to operations as incurred. Approximately $2,000 of advertising expense was charged to operations for the nine months ended March 31, 1999 and 1998. There were no advertising costs for the three months ended March 31, 1999 and 1998.

        The Financial Accounting Standards Board issued Statement 123 (SFAS
        123), Accounting for Stock-Based Compensation, which provides that expense equal to the fair value of all stock-based awards on the date of the grant be recognized over the service period. Alternatively, this statement allows entities to continue to apply the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation expense is recorded on the date the options are granted equal to the excess of the market price of the underlying stock over the exercise price. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide pro forma disclosure of the provisions of SFAS 123. Under APB Opinion No. 25, the Company recorded $25,700 and $0 of compensation expense for the nine months ended March 31, 1999 and 1998, respectively. The Company recorded $10,400 and $0 compensation expense for the three months ended March 31, 1999 and 1998, respectively.

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

                            Innova Pure Water, Inc.

                         Notes to Financial Statements

                   Nine Months Ended March 31, 1999 and 1998
                                  (Unaudited)



3.      INVENTORIES

Inventories at March 31, 1999 consist of:

        Raw materials                                                   $125,000
        Finished goods                                                     5,600
        Work in process                                                    6,100
                                                                        --------
                                                                        $136,700
                                                                        ========

4.      PROPERTY AND EQUIPMENT

Property and equipment at March 31, 1999 consist of:

        Tooling                                                         $309,600
        Machinery and equipment                                          374,600
        Vehicles                                                          32,900
        Equipment under capital lease                                     25,500
                                                                        --------
                                                                         742,600
        Less:
           Accumulated depreciation                                      533,900
           Accumulated depreciation on equipment under capital lease      10,600
                                                                        --------
                                                                        $198,100
                                                                        ========

5.      RELATED PARTY TRANSACTIONS AND COMMITMENTS

The Company entered into an employment agreement with its President and Chief Executive Officer effective June 30, 1997, which provides for her employment for a five-year term ending June 29, 2002. Under the agreement, she is to receive a base salary of $150,000 per year as well as a bonus of two percent of net sales of the Company, adjusted by the annual gross margin achieved. For the nine months ended March 31, 1999 and 1998, respectively, bonuses earned under the agreement amounted to approximately $46,500 and $33,500. For the three months ended March 31, 1999 and 1998, respectively, bonuses earned amounted to approximately $12,300 and $14,000. The agreement contains a restrictive covenant not to compete for the term of the agreement and for five years following termination of service without cause. The agreement provides for severance payments equal to 200 percent of the annual base compensation due under the agreement in the event there is a "change of control" of the Company, as defined therein, and she is subsequently terminated without cause.

                            Innova Pure Water, Inc.

                         Notes to Financial Statements

                   Nine Months Ended March 31, 1999 and 1998
                                  (Unaudited)



5.      RELATED PARTY TRANSACTIONS AND COMMITMENTS (CONTINUED)

The Company has been assigned the rights to certain patents owned by the majority stockholder of the Company who is also the Chairman of the Board of Directors of the Company. The costs of maintaining these patents are included in other assets at March 31, 1999 and amount to approximately $225,800. The costs are being amortized on a straight-line basis over a five-year period.

Effective June 30, 1997, the Company entered into an agreement with the Chairman of the Board of Directors expiring on December 31, 2002. This agreement obligates the Company to pay him, in return for the assignment of his patent rights, a minimum of $100,000 of royalties per year, with a cap of $300,000 per year, during the term of his employment. The royalty payments will be calculated based on five percent of sales of products that incorporate these assigned patents. Upon his termination, a three percent royalty shall be paid over the residual life of his patents. In connection with the assignment, the Company paid $116,500, $75,000, $31,200, and $26,200 to the Chairman for the nine months ended March 31, 1999 and 1998 and the three months ended March 31, 1999 and 1998, respectively.

The above employment agreement and assignment of rights to patents and royalty payments are not necessarily indicative of the agreements that would have been entered into by independent parties.

6.      LONG-TERM DEBT

Long-term debt at March 31, 1999 consists of:

        Note payable; 7.25% interest; monthly payments of
           principal and interest of $652 through April 30,
           2002; collateralized by a vehicle                          $21,600
        Less amounts currently due                                      6,500
                                                                      -------
                                                                      $15,100
                                                                      =======

                            Innova Pure Water, Inc.

                         Notes to Financial Statements

                   Nine Months Ended March 31, 1999 and 1998
                                  (Unaudited)



6.      LONG-TERM DEBT (CONTINUED)

The following is a schedule by year of the principal payments required under this note as of March 31, 1999:

        Year Ending
          March 31,
        -----------
          2000                                                    $ 6,500
          2001                                                      7,000
          2002                                                      7,500
          2003                                                        600
                                                                  -------
                                                                  $21,600
                                                                  =======

7.      CAPITAL LEASES

The Company has capitalized a rental obligation under a lease of equipment. The obligation, which matures in 2002, represents the total present value of future rental payments discounted at the interest rates implicit in the lease. Future minimum lease payments under the capital lease are:

        Year Ending
          March 31,
        -----------
          2000                                                    $ 4,700
          2001                                                      4,700
          2002                                                      3,500
                                                                  -------
        Total minimum lease payments                               12,900
        Less:
           Amount representing interest                             1,900
           Amount currently due                                     3,600
                                                                  -------
        Present value of net minimum lease payments               $ 7,400
                                                                  =======

8.      LEASE COMMITMENTS

The Company rents its operating facilities under a noncancelable operating lease expiring in March 2003.

                            Innova Pure Water, Inc.

                         Notes to Financial Statements

                   Nine Months Ended March 31, 1999 and 1998
                                  (Unaudited)



8.      LEASE COMMITMENTS (CONTINUED)

The following is a schedule by year of future minimum rental payments required under this lease as of March 31, 1999:

        Year Ending
          March 31,
        -----------
           2000                                                $123,700
           2001                                                 128,600
           2002                                                 133,500
           2003                                                 138,900
                                                               --------
                                                               $524,700
                                                               ========

Rent expense amounted to approximately $89,300 and $57,900 for the nine months ended March 31, 1999 and 1998, respectively. For the three months ended March 31, 1999 and 1998, rent expense amounted to approximately $29,800 and $19,600, respectively.

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

                            Innova Pure Water, Inc.

                         Notes to Financial Statements

                   Nine Months Ended March 31, 1999 and 1998
                                  (Unaudited)



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

10.     EARNINGS PER SHARE

The following data shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock:

                                                 Three Months                   Nine Months
                                                Ended March 31,                Ended March 31,
                                          ---------------------------    --------------------------
                                             1999             1998          1999           1998
                                          ---------------------------------------------------------

        Net income                        $    36,600     $       100    $   128,800     $    6,800
                                          =========================================================

        Weighted average number
           of common shares used
           in basic EPS                    10,072,638       9,995,871     10,070,437      9,333,462
        Effect of dilutive stock
           options and warrants                               413,747         29,193        457,478
                                          ---------------------------------------------------------
        Weighted average number
           of common shares and
           dilutive potential
           common stock used
           in diluted EPS                  10,072,638      10,409,618     10,099,630      9,790,940
                                          =========================================================

                            Innova Pure Water, Inc.

                         Notes to Financial Statements

                   Nine Months Ended March 31, 1999 and 1998
                                  (Unaudited)



11.     EQUITY

Effective October 24, 1996, the Board of Directors authorized 2,000,000 shares of preferred stock with a par value of $.001 per share. The Board of Directors is authorized to issue the preferred stock in series and to fix, in the manner and to the full extent provided and permitted by law, the rights, preferences, and limitations of each series of preferred stock. At March 31, 1999, no preferred stock shares were issued or outstanding.


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

                            Innova Pure Water, Inc.

                         Notes to Financial Statements

                   Nine Months Ended March 31, 1999 and 1998
                                  (Unaudited)



12.     STOCK OPTIONS AND WARRANTS (CONTINUED)

The following is a summary of stock option activity:

                                                      Directors, Technical
                                                      Advisory Board, and
                                                    Marketing Advisory Board      1996 Incentive
                                                       Stock Option Plan         Stock Option Plan
                                                    ------------------------    ----------------------
                                                                    Weighted                  Weighted
                                                                     Average                  Average
                                                      Number        Exercise     Number       Exercise
                                                     of Shares        Price     of Shares      Price
                                                    --------------------------------------------------

       Options granted and outstanding,
          June 30, 1998                                108,500        $.50       715,000        $.50
       Options expired during the period              (100,000)
       Options exercised during the period
          (at a price of $.50 per share)                                          (2,600)        .50
                                                     -----------------------------------------------
       Options granted and outstanding,
          March 31, 1998                                 8,500        $.50       712,400        $.50
                                                     ===============================================

The following table summarizes the status of options outstanding at March 31, 1999:

                                              Outstanding Options               Exercisable Options
                                         --------------------------------   ---------------------------
                                                               Weighted                      Weighted
                                                                Average                      Average
                                                               Remaining                     Remaining
                                         Exercise             Contractual                   Contractual
                                          Price     Number       Life         Number           Life
                                         --------------------------------------------------------------

        1996 Incentive Stock
           Option Plan                    $.50      712,400      2.25         235,733          2.25
        Directors, Technical Advisory
           Board, and Marketing
           Advisory Board                 $.50        8,500       .65           8,500           .65
                                                   --------                  --------
                                                    720,900                   244,233
                                                   ========                  ========

In addition to the above, the Company has outstanding at March 31, 1999 warrants to purchase 250,000 shares of the Company's common stock at a price of $.50 per share. The warrants are exercisable at any time through August 15, 2001, at which time the warrants expire. At March 31, 1999, 250,000 shares of the Company's common stock have been reserved for issuance under these warrants.

                            Innova Pure Water, Inc.

                         Notes to Financial Statements

                   Nine Months Ended March 31, 1999 and 1998
                                  (Unaudited)



12.     STOCK OPTIONS AND WARRANTS (CONTINUED)

SFAS 123 requires disclosure of pro forma net income as if the fair value based method had been applied in measuring compensation costs for common stock options and warrants granted. Pro forma net income (loss) and net earnings
(loss) per common share are as follows for the nine months ended March 31, 1999 and 1998 and the three months ended March 31, 1999 and 1998:

                                                      Three Months                   Nine Months
                                                     Ended March 31,                Ended March 31,
                                                -------------------------     ------------------------
                                                   1999           1998           1999          1998
                                                ------------------------------------------------------

        As reported:
           Net income                           $   36,600     $      100     $  128,800     $   6,800
                                                ======================================================
           Basic earnings per
               common share                     $      .00     $      .00     $      .01     $     .00
                                                ======================================================
           Diluted earnings per
               common share                     $      .00     $       .00    $      .01     $     .00
                                                ======================================================
        Pro forma:
           Net income (loss)                    $   15,700     $  (32,700)    $   22,800     $ (41,300)
                                                ======================================================
           Basic (loss) income per
               common share                     $      .00     $      .00     $      .00     $     .00
                                                ======================================================
           Diluted (loss) income
               per common share                 $      .00     $      .00     $      .00     $     .00
                                                ======================================================

The weighted average fair value of the options and warrants at their grant during the year ended June 30, 1998 was $.71. The estimated fair value of each option and warrant granted is calculated using the Black-Scholes option-pricing model. The following summarizes the weighted average of the assumptions used in the model:

        Risk-free interest rate                                                                 5.78%
        Expected years until exercise                                                            4.0
        Expected dividend yield                                                                  .00
        Estimated fair market value of underlying stock                                        $ .79

                            Innova Pure Water, Inc.

                         Notes to Financial Statements

                   Nine Months Ended March 31, 1999 and 1998
                                  (Unaudited)



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

The Company was the defendant in a lawsuit filed by a former employee who alleged breach of his employment contract. The case was Alan R. Kelley v. Innova Pure Water, Inc., Pinellas County Circuit Court Case No. 98-2771-C1-007. The plaintiff was seeking severance pay, bonus pay, stock options, and attorney fees. In April 1999, the Company and the former employee reached a settlement agreement. In accordance with the settlement agreement, the Company paid Mr. Kelley $35,000 and issued him options to purchase 100,000 shares of the Company's common stock at an exercise price of $.50 per share. The options expire in April 2009.

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

                            Innova Pure Water, Inc.

                         Notes to Financial Statements

                   Nine Months Ended March 31, 1999 and 1998
                                  (Unaudited)



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

                         PART I - FINANCIAL INFORMATION

                         ITEM 2 - MANAGEMENT'S DISCUSSION
                       AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

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

INCOME STATEMENT DATA

                                               Three Months Ended                   Nine Months Ended
                                                    March 31,                            March 31,
                                            -----------------------------      ----------------------------
                                                1999             1998              1999            1998
                                            ---------------------------------------------------------------
        Total revenue                       $    667,800     $    692,400      $  2,462,300    $  1,699,100
                                            ===============================================================
        Net income                          $     36,600     $        100      $    128,800    $      6,800
                                            ===============================================================
        Earnings per common share
           - basic                          $        .00     $        .00      $        .01    $        .00
                                            ===============================================================
        Shares used in per share
           computation                        10,072,638        9,995,871        10,070,437       9,333,462
                                            ===============================================================
        Earnings per common share
           - assuming dilution              $        .00     $        .00      $        .01    $        .00
                                            ===============================================================
        Shares used in diluted
           computation                        10,072,638       10,409,618        10,099,630       9,790,940
                                            ===============================================================

BALANCE SHEET DATA

                                                        March 31,
                                                          1999
                                                       ----------
        Total assets                                   $1,747,400
        Working capital                                $1,169,500
        Long-term debt                                 $   22,500
        Stockholders' equity                           $1,570,900

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

The Company has analyzed its information technology systems ("IT") and has replaced all non-compliance systems with updated hardware and software that is Year 2000 compliant. The costs to replace the existing hardware and software amounted to approximately $20,000, with $10,000 each relating to hardware and software. Funds expended to replace existing hardware and software were generated from the Company's operations. The Company does not anticipate any further costs to be spent on hardware and software compliance. The Company does not employ any equipment that contains microchips or that is computer controlled and, therefore, believes that the Year 2000 issue will not affect the Company's non-IT systems.

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

The Company has not established a formal contingency plan with respect to the Year 2000 issue. This is due to the fact that, at this time, the Company does not know of any scenarios that, as a result of the Year 2000 issue, would seriously impact the business except the possibility of failure to receive timely payments from major customers. The Company has established direct personal relationships with the key personnel at each of these major customers with the capability of directly releasing such funds as may be due to the Company. The Company does not anticipate any lost revenue due to Year 2000 issue. Although the Company believes that any changing conditions will not create any unforeseen Year 2000 problems, we will continue to review the Company's Year 2000 status on a quarterly basis.

RESULTS OF OPERATIONS

Net Sales

Net sales for the three-month period ended March 31, 1999 were $667,800, a four percent decrease from the $692,400 of net sales for the comparable period in 1998. The majority of this decrease is attributable to decreased sales to a customer who had ran a promotional sales program during the third quarter ended March 31, 1998.

Net sales for the nine-month period ended March 31, 1999 were $2,462,300, a 45 percent increase over the $1,699,100 of net sales for the comparable period in 1998. Much of this increase is attributable to sales to Rubbermaid under our strategic alliance.

Cost of Sales

For the three months ended March 31, 1999, our cost of sales were $304,000 as compared to the $336,700 of costs for the three months ended March 31, 1998.

The decrease in cost of sales, combined with the four percent decrease in net sales, resulted in an increased gross profit margin to 54 percent from 51 percent. This principally is attributable to a change in product mix with increased sales of higher margin items.

For the nine months ended March 31, 1999, the cost of sales increased to $1,299,200 from the $750,600 of costs for the nine months ended March 31, 1998. This increase is mainly due to the increase in sales volume, as well as investment in new facilities and increased production capabilities intended to sustain the anticipated higher sales volume from our major strategic alliances.

The 73 percent increase in cost of sales, offset with the increase in net sales of 45 percent, resulted in a decline in our gross profit margin for the nine months ended March 31, 1999 of 47 percent from an overall gross profit margin of 56 percent for the nine months ended March 31, 1998. This is principally attributable to the increased costs associated with the enhanced production capabilities, combined with the constant cost of sales. The rise in sales volume and efficiencies that have been incorporated were not sufficient to offset the increase in these costs.

Operating Expenses

For the three-month period ended March 31, 1999, operating expenses amounted to $339,400, or 51 percent of net sales. For the comparable period in 1998, operating expenses were $357,500, or 52 percent of net sales. The slight decrease in operating expenses as a percentage of sales between these periods of one percent is primarily due to the cutback of lower and middle management personnel whose function had become under-utilized or less critical to the operations of the Company.

Operating expenses for the nine months ended March 31, 1999 were $1,100,900, or 45 percent of net sales. For the comparable period in 1998, operating costs amounted to $952,700, or 56 percent of net sales. The 11 percent decrease as a percentage of sales between these periods is principally attributable to the large increase in sales.

Other Income

For the three months ended March 31, 1999, net interest income amounted to $9,800, as compared to net interest income of $1,900 for the three months ended March 31, 1998. The increase in net interest income is due to investments of the additional cash generated from operations this quarter.

For the nine months ended March 31, 1999, net interest income amounted to $31,600 as compared to net interest income of $11,000 for the nine months ended March 31, 1998. This change is due to the increase in cash invested in interest bearing securities or accounts with a major national bank.

Income Taxes

Due to the Company's history of operating losses, management has established a valuation allowance in the full amount of the deferred tax assets arising from these losses because management believes it is more likely than not that the Company will not generate sufficient taxable income within the appropriate period to offset these operating loss carryforwards.

Net Income

Net income for the three months ended March 31, 1999 amounted to $36,600, as compared to net income of $100 for the comparable period in 1998. The improvement in 1999 was primarily a result of the higher profit margin and decrease in operating expenses.

Net income for the nine months ended March 31, 1999 increased by 1,794 percent to $128,800 from $6,800 for the comparable period in 1998. This increase is principally attributable to increased sales, as indicated above.

Earnings Per Share

Basic and diluted earnings per share was $(.00) for the three months ended March 31, 1999. The consistency of earnings per share was due primarily to similar profit levels for these periods.

For the nine months ended March 31, 1999, basic and diluted earnings per share amounted to $.01. For the comparable period in 1998, basic and diluted earnings per share amounted to $0. This turnaround is primarily the result of increased profits between the comparable periods.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

For the nine months ended March 31, 1999, net cash provided by operating activities amounted to approximately $511,500, an increase over the net cash provided by operating activities of approximately $141,100 for the comparable period in 1998. The increase is primarily a result of collections on accounts receivable and increased profits during the period.

Investment Activities

The Company's investment activities include equipment sales and purchases, patent acquisitions, and net changes in related party advances.

Net cash used by investing activities for the nine months ended March 31, 1999 was approximately $88,200, as compared to net cash used by investing activities of approximately $224,600 for the comparable period in 1998. The decrease in cash expended for investing activities is due primarily to decreased costs incurred in connection with property and equipment acquisitions during the nine months ended March 31, 1999 as compared to the nine months ended March 31, 1998.

Financing Activities

The Company's financing activities include proceeds from borrowings, payments on borrowings and capital leases, and proceeds from sales of common stock warrants.

Net cash of approximately $10,500 was used by financing activities for the nine months ended March 31, 1999, as compared to net cash used by financing activities of approximately $29,800 for the nine months ended March 31, 1998.

CAPITAL RESOURCES

At March 31, 1999, the Company does not have any material commitments for capital expenditures other than for those expenditures incurred in the ordinary course of business.

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

                           ITEM 1 - LEGAL PROCEEDINGS



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

In April, 1999 the Company entered into a settlement agreement in the case of Alan R. Kelley v. Innova Pure Water, Inc., Pinellas County Circuit Court Case No. 98-2771-CI-007. Pursuant to the terms of the settlement agreement, the Company paid Mr. Kelley $35,000 and issued him options to acquire up to 100,000 shares of common stock at an exercise price of $.50. The options issued to Mr. Kelley have a term of 10 years, are subject to piggyback registration rights and contain a cashless exercise provision. In exchange, Mr. Kelley dismissed the lawsuit with prejudice and the parties mutually released each other from any obligations except those set forth in the settlement agreement. The Company views the settlement with Mr. Kelley as reasonable because it reduces attorneys fees in defending the lawsuit and eliminates the risk of a material adverse outcome due to the uncertainties of litigation.

                                    PART II

                             ITEM 5 - OTHER MATTERS

ITEM 5 - OTHER MATTERS


     During the period covered by this Form 10-Q the Company purchased 10,000 shares, John E. Nohren, Jr. purchased 43,500 shares and Rose C. Smith purchased 14,500 shares of common stock in the open market.

                                    PART II

                                   SIGNATURES

                             ITEM 6 - EXHIBITS AND
                              REPORTS ON FORM 8-K



(a)     Exhibits included herewith are:
        (27) Financial Data Schedule





SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:


                               INNOVA PURE WATER, INC.



Dated: May 12, 1999            By: /s/ Rose C. Smith
       --------------              --------------------------------------------
                                   Rose C. Smith
                                   President, Chief Executive Officer
                                   Director



Dated: May 12, 1999            By: /s/ John E. Nohren, Jr.
       --------------              --------------------------------------------
                                   John E. Nohren, Jr.
                                   Chairman of the Board of Directors
                                   Treasurer



Dated: May 12, 1999            By: /s/ Robert Connell
       --------------              --------------------------------------------
                                   Robert Connell
                                   Principal Accounting Officer