Form 10KSB40
period 1999-06-30
INNOVA PURE WATER INC /FL/
filed 1999-10-08
CIK 791994

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                --------------

                                  FORM 10-KSB

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended June 30, 1999

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-29746

                            INNOVA PURE WATER, INC.
               --------------------------------------------------
               (Exact name of registrant as specified in charter)

                      Florida                               59-2567034
        ---------------------------------              -------------------
           (State or other jurisdiction                   (IRS Employer
        of incorporation or organization)              Identification No.)

13130 - 56th Court, Suite 605, Clearwater, Florida            33760
---------------------------------------------------        ----------
    (Address of principal executive offices)               (Zip Code)

       Registrant's telephone Number, including area code: (727) 572-1000

Securities registered pursuant to Section 12(b) of the Exchange Act: None

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         [X] Yes [ ] No

         Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ X ]

State issuer's revenues for its most recent reporting period June 30,
1999........$2,587,400.

Aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 1999 was $2,313,730

                                      N/A
         -------------------------------------------------------------
         (Former name or former address, if changed since last report)

                            INNOVA PURE WATER, INC.
                              FORM 10-KSB - INDEX

                                     PART I

                                                                            Page
                                                                            ----

Item 1.    Description of Business                                            1

Item 2.    Description of Property                                            8

Item 3.    Legal Proceedings                                                  8

Item 4.    Submission of Matters to a Vote of Security Holders                8

                                    PART II

Item 5.    Market of the Registrant's Securities and Related
           Stockholder Matters                                                9

Item 6.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                     10

Item 7.    Financial Statements and Supplementary Data                       14

Item 8.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosures                                         14

                                    PART III

Item  9.   Directors and Executive Officers of the Registrant                14

Item 10.   Executive Compensation                                            16

Item 11.   Security Ownership of Certain Beneficial Owners
           and Management                                                    18

Item 12.   Certain Relationships and Related Transactions                    19

Item 13.   Exhibits, Consolidated Financial Statements,
           Schedules and Reports on Form 8-K                                 20

           Signatures                                                        22

                            INNOVA PURE WATER, INC.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

This Annual Report on Form 10-KSB and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about Innova Pure Water's industry, management's beliefs, and assumptions made by management. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements.

                                     PART I

                        ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

         Innova Pure Water, Inc. a Florida corporation (the "Company" or "Innova") was incorporated August 13, 1985. The Company designs, develops and manufactures unique consumer water filtration and treatment products. These products have been historically of the portable nature and generally consist of a container serving as a water reservoir incorporating an integral highly efficient water-filtering device. The container may be in the shape and size of a bottle, pitcher or carafe. The Company also has and continues to investigate counter top and in-line filtration systems.

         The Company has become recognized as an innovator in the water filtration field with numerous patent rights assigned to it from its founder, John E. Nohren, Jr., which potentially provide the Company with competitive advantages. It has been the Company's ability to create both new products and develop technology that has permitted it to differentiate itself from other competitors within the field. The Company has also demonstrated the ability to address and open significant new markets previously overlooked or ignored. Examples of these markets are portable personal and sport type filter bottles; and products for the infant, children's, and teen market. On the technology side, Innova has attracted interest from large consumer products companies. This has led to the Company differentiating itself as a product innovator and creator as well as product producer, thus making the Company attractive as a strategic alliance partner to a strong multi-national marketing company such as Rubbermaid and others. Such an alliance was created under which the Company creates and manufactures while Rubbermaid markets and distributes the products. Additional alliances of the same nature are being negotiated. The elimination of the need for the Company to finance its own sales and marketing program has allowed the Company to achieve profitability while attaining distribution that would otherwise be impossible. However, there is no assurance that the Company will continue to achieve profitability.

         The water filtration products of the Company are designed to provide an improved quality and much better tasting water for the average consumer at an affordable price. The Innova filtration process has been shown under independent taste tests to have no discernible taste or quality differences from the expensive designer bottled waters, while costing a fraction of the price. The products currently produced are primarily designed to treat tap water, reducing chlorine, taste and odor. Portable highly effective filtration products will be introduced shortly for the removal of biological contaminants including protozoa and bacteria. Future products are under development, which are focused upon the removal of heavy metals, such as lead, as well as arsenic, and radioactive contaminants, which are beyond the capabilities of competitive technology. Also, the Company has created a unique line of filters to adapt to 5 gallon water bottles commonly used in conjunction with coolers and crocks. The products are adaptable to the world market requirements as well as domestic market needs. There is no assurance that additional alliances will be consummated or that the Company will be able to commercially exploit its water purification technologies on a profitable basis.

CUSTOMERS, STRATEGIC ALLIANCES AND MARKETING

         The Company believes that as a result of the diminishing quality of tap water, both domestically and world wide, the opportunities for the application of the Company's water filtration products and technology will continue to grow for a number of years. Domestically, the current annual market for bottled water is estimated at $4 billion, with the market penetration of bottled water at approximately 20%. The water filter market is currently estimated to be $1.4 billion with 14% market penetration. The rate of growth of consumer water filtration products is exceeding that of bottled water. As it is anticipated that the penetration of water filter products will be at least that of popular appliances, approximating 80%, it is management's opinion that the major growth and sales in the water filtration product category are yet to come. In addition, the market is worldwide and estimated at more than $20 billion.

         It is the Company's opinion that to the consumer, drinking tap water has become both distasteful and suspect as a result of the use of chlorine, which forms carcinogenic by-products and is strongly suspected by some members of the medical community to be a cause of arterial and heart disease. In addition, the dangers and frequency of lead in tap water, as well as the presence of Cryptosporidium, or Giardia, harmful protozoa, have made the consumer aware of the potential dangers associated with drinking tap water. The typical consumer of the Company's products primarily seeks clean, fresh tasting water. A growing number of health conscious consumers are also becoming concerned about the inherent quality of tap water.

         The retail customer base for the Company's products consists of all major consumer product retailers. This includes the mass merchants, grocery, drug, and department store retailers. This also constitutes the basic domestic market universe of Rubbermaid, Innova's Strategic Alliance Partners, that typically have wide distribution in retail stores. While there is no assurance that Innova's products will be purchased by retail customers, extensive penetration is anticipated.

         The Company's products are directly marketed using television and print media by Goodtimes Licensing & Entertainment ("Goodtimes") with Richard Simmons as the marketing spokesperson. Last year their infomercial incorporating the Company's water treatment products was the top rated infomercial for an extended period.

         In order to overcome the disadvantage of being a small company, and lack of capital to adequately support a national sales program, the Company has created a series of strategic alliances with nationally recognized companies referenced above and as set forth below (the "Strategic Alliance Partners"). As a result, the Company obtains the distribution and sales of its products on a national and international basis without the costs and burdens associated with the sales of consumer products, and with a market penetration several magnitudes beyond what the Company could achieve independently. The Company also benefits by the consumer acceptance of the brand names and the reputation of the Strategic Alliance Partners.

         On July 21, 1997, the Company entered into a strategic alliance, which includes manufacturing, developing, marketing, and distributing provisions with Rubbermaid Incorporated ("Rubbermaid"). This agreement grants Rubbermaid certain rights to market the products of the Company. The agreement provides for the marketing and distribution of certain selected products throughout the United States and internationally. In June of 1999, Rubbermaid released Innova from the exclusive provisions of the agreement permitting Innova to seek markets and distribute the Innova line of products as Innova may wish including through other strategic alliances marketing through the same channels.

         The agreement with Rubbermaid provides that the Company will receive an additional $.10 on each of its filter products for the first 10,000,000 units sold by Rubbermaid as compensation for previous Innova product research and development. These payments are in addition to the normal contract sales price.

         The last quarter ending June 30, 1999 suffered from a major reduction in sales to Rubbermaid and the redefining of priorities and product lines. These changes were directed by the Newell Co. who acquired control of Rubbermaid in May 1999. Although the sales of Innova Water Filtration Products had increased significantly over the preceding year (Wal-Mart +97%) strategic focus was to be placed elsewhere, on Rubbermaid's historic product lines.

         As a result while Innova will continue to supply Rubbermaid with their Water Filtration Product requirements, Rubbermaid has released Innova from all provisions of our Strategic Alliance agreement relative to exclusivity, as well as to any rights to the several new and advanced products created for Rubbermaid but not introduced into the market. It had been the goal of Innova to make Rubbermaid pre-eminent in both the domestic and the international market with products and new technology which Innova believed was advantaged over competitive products and technology. This array of products has been covered by pending patents both domestically as well as internationally.

         Thus, Innova has embarked upon a mission to establish new Strategic Alliance Partners to market Innova products both domestically and internationally. In this regard Innova has reestablished negotiations with companies that had previously solicited Innova during our period of exclusivity with Rubbermaid, and other major and multi national companies headquartered both domestically and abroad.

         The validation of Innova's patent covering the portable personal and sport bottle segment as a result of winning Innova's patent infringement suit against Aladdin Industries, and others provides a strong incentive to seek an alliance with Innova for any company contemplating or desirous of entering into this market. Innova also possesses unique proprietary technology and product designs which out perform and have significantly greater utility than present carafe products currently in the market. This also provides a significant negotiating advantage for Innova. Continuing along product lines Innova has also created a family of Sport type water treatment products operating on the systems principal. Under the "System" approach the user of an Innova Sport type bottle, so designed, may incorporate any one or more of a series of filters and treatment devices designed to treat most problems faced by users, including biological contamination.

         At present negotiations are underway with potential Strategic Alliance partners in the United States, China, India, and Europe. A number of major distributors in several other countries have agreed to distribute Innova products.

         While revenue for the first quarter will be quite low, we believe that the steps being taken and the new alliances being formed will place Innova in a very strong position. Innova will continue to continue to supply Rubbermaid for Canadian as well as domestic accounts. Although the relationship is continuing Rubbermaid has agreed to pay Innova $256,000 as unpaid R&D costs, which they had agreed to previously pay for the rights to use existing technology and patents created by Innova prior to the entry into the Alliance agreement.

         On September 26, 1997, the Company entered into a supply agreement with Bowline Family Products ("Bowline") to furnish Innova's standard water filters for inclusion into Bowline's tote covered water bottle products. A modified filter will also be produced for Bowline for inclusion into their new Sports team licensed products which include three dimensional designs associated with teams in the NFL, HNL, NBA, Major League Baseball, NASCAR, Sony and others.

         In October 29, 1997 the Company reached an understanding with Goodtimes Entertainment and Licensing ("GT") to continue to use Richard Simmons for direct media sales. In October, 1997 GT obtained 1.5 million shares of the Company's stock in a cashless exchange for warrants then held to purchase 11 million shares of company stock, for which the Company was paid $500,000 in August of 1996.

         During the years ended June 30, 1999 and June 30, 1998, sales to GT amounted to approximately 13% and 26% of the Company's net sales, respectively. This reduction was due to the completion of the infomercial cycle and the inclusion of the Company's products in a combined retail promotion, which is still ongoing.

         Due to GT's continuing stock ownership in the Company, management believes GT has a continuing financial incentive to continue marketing the Company's products. Accordingly, the Company has agreed not to sell its products via direct television advertising while promoted by GT. The Company and GT continue to discuss and evaluate the development of products and advertising campaigns which could utilize television as a marketing platform to increase sales. However, at the present time there are no current television advertising campaigns planned with GT. The Company is completing the development of new products which it believes GT could market profitably and successfully as they represent a major step forward in the field meeting the desires and needs of water conscious consumers.

CURRENT PRODUCTS

         The Company currently produces products for distribution and sales through its Strategic Alliance Partners, as well as directly to select classes of trade on both a domestic and international basis. All products are patent protected under one or more issued patents. Additional patents are also pending. See "Business-Intellectual Property." The products currently in distribution are:

         1. A 2 liter portable or refrigerator bottle with filter and pour through sealing cap;
         2. A 16 oz. standard 28 mm neck water bottle with replaceable filter in a push-pull valve cap;
         3. A 20 oz. sport type bottle with integral replaceable filter mounted to the bottle to with a push-pull valve cap;
         4. Filters for installation into Rubbermaid Sport type bottles;
         5. Replacement filters for sport and refrigerator bottles;
         6. Baby bottles with filters for infants;
         7. Filters for sport promotion bottles.

         The Company manufactures and assembles its product line in Clearwater, Florida. It also utilizes several component vendors and contract manufacturers. As a result of the vendor relationships established over the years, management believes the Company is assured of reliable and available capacity to sustain the significant projected growth. However, there is no assurance that such vendor relationships will continue in such a successful manner.

PRODUCT DEVELOPMENT

         The Company is actively engaged in additional new product development and the application of new and emerging technology for its Strategic Alliance Partners. It is the opinion of management that the technology and product concepts controlled by the Company can permit its strategic alliance partners to become or remain the dominant companies in the consumer water treatment category on a domestic as well as an international basis. The Company has a continuing major product development program to assure, to the degree possible, that the Company remains the principal source for water treatment products for each of its Strategic Alliance Partners, and that its Strategic Alliance Partners maintain competitive product advantages.

      Four new products have been developed or are production ready. The products providing the opportunity to access new markets as a result of new technology and products are as follows:

         1. Drop-in filter to fit 28 mm bottleneck opening, retained in place by cap. To be used with baby bottles and figural bottle top designs, i.e., football helmets, etc.

         2. Filter assembly for protozoa adaptable to sports bottles incorporating a high performance carbon composite filter.

         3. Reversible filter housing or shroud providing suction fill to the surface surrounding a radial flow for bottle filter when used at either the top or base of a bottle.

         4. Single orifice filter for inverted bottle use; i.e., cooler crock containers of 2-5 gallon nominal size.

         Several additional products and technologies are in various stages of development with the goal to be production ready within 6 - 18 months.

         1. A sport type bottle employing the "System Concept" utilizing interchangeable filter elements to fill numerous consumer needs.

              i.  Biological filters
             ii.  Heavy metal filters
            iii.  Nitrate filters
             iv.  Filter adapter housing for cooling water
              v.  Filter with Dispensing Element

         2. Products using new proprietary Macro-Porous technology.

              i.  High performance Carafe
             ii.  High performance Carafe with Biological capability
            iii.  High performance Table Bottle
             iv.  High performance "Chug" Bottle

         3. Chemical disinfection for the devitalization of bacteria and virus in conjunction with Innova's product line.

         The Company has developed a family of filters to fit one through five gallon cooler or crock style bottles. These products will be available with or without biological treatments for the removal of protozoa and, potentially, the devitalization of bacteria and virus. These new Innova filtration products will permit the adaptation of the millions of cooler bottles currently in the home or office, which are delivered by truck, to be retrofitted with a high efficiency filtration unit which will treat between 10 and 50 bottles or 250 gallon, depending upon designs, prior to replacement. The user can refill the 5 gallon bottle with only the quantity of water easily lifted into place, while at the same time significantly reducing costs and freeing storage space. In the developing countries the ability to disinfect the water could be very advantageous as well as cost effective.

         New rapid filtration media adaptable to carafes and pitchers has also been developed. The major problem with the water filtration carafes currently being marketed is the slow filtration period required to process water before it is available for drinking. There is also a useful volume constraint as, typically only 50% of the volume of the carafe is available for filtered water. Thus, frequently, insufficient amounts of filtered water is available and the process time to filter additional water to satisfy the demand is simply too long. The new Company technology under development fills rapidly, fully processing the water in less than approximately three minutes, and pours freely. The process used is Static Filtration(TM). Patents have been issued and others are pending.

         There is also a demand for a means to alert the consumer/user when a water filter should be replaced. To satisfy this requirement the Company has reviewed and prototyped several devices and is currently in the process of evaluating technology available for license.

         The Company is a party to a non-exclusive license agreement with A.C. International which grants A.C. International ("AC") the right to market and distribute the Company's filters as part of AC's bottle and caps. The Company is entitled to a royalty of $.30 for each filter sold for sales up to 500,000 units. Total royalties received during fiscal year ended June 30, 1999 were approximately $7,000. Management does not anticipate significant license fees from this arrangement in the current fiscal year.

SALES AND BACKLOG

         The sales for fiscal year ended June 30, 1999 were $2,587,400. The sales for the preceding fiscal year ending June 30, 1998 were $3,194,000. Total revenue for fiscal year ending June 30, 1999 was $3,021,000 as compared with total revenue of $3,210,000 for the preceding year ended June 30, 1998.

         Revenue was enhanced in the past fiscal year by the receipt of $100,000 as a result of the successful litigation of a patent suit against Aladdin Industries, and other parties. The findings of the court validating the Innova Patent covering personal water filter bottles places the company in possession of owning the only validated patent for products of this nature with the water treatment element mounted at the top or neck of the bottle. Rubbermaid also paid $256,000 to the Company as a result of contractual commitments.

         Orders forecasted (as differentiated from actual order backlog) through September 30 1999 are very low as a result of the decision of Rubbermaid to de-emphasize the category. This was primarily a result of the acquisition by Newell of Rubbermaid and a sizable inventory that had previously been accumulated by Rubbermaid anticipating a major growth and expansion of the business into Canada and Europe. As noted in Footnote 1 of the accompanying financial statements, significant portions of the Company's sales are to limited customers. The loss of one of these significant customers could have a significantly disruptive effect on the normal functioning of the Company.

COMPETITION

         The Company competes with many other companies that supply water filtration products. The principal competitive product would be the "pour through" carafe type product normally kept in the refrigerator and used in the kitchen.

         Several companies, including Brita, Discovery Engineering (Pur), Rubbermaid and others compete in the pitcher or carafe products market segment which, while not portable outside the home and decidedly more expensive, are otherwise directly competitive to the Innova two liter bottle. However, the Company has the only product in a two liter size that is a truly portable pitcher type product with a spill proof locking cap. The leading company in the pitcher category is Clorox, selling the Brita line under license from Brita GmbH, Germany.

         The Company also competes indirectly with other companies that supply bottled water, including The Perrier Group of America, Inc. (which includes Arrowhead Mountain Spring Water, Poland Spring, Ozark Spring Water, Zephyrhills Natural Spring Water, Deer Park, Great Bear and Mountain Ice) and Great Brands of Europe (which includes Evian Natural Spring Water and Dannon Natural Spring Water). The Company also competes with numerous regional bottle water companies located in the United States and Canada.

         The Company was the early leader in sales of portable bike, sport and 16 oz. personal filter water bottles, as well as the two liter portable pitcher all of which are covered by patents held by the Company. The category remains relatively new and embryonic with the majority of growth to come over the next several years. The portable personal water filter bottles were initially introduced by Richard Simmons under contract with the Company's Strategic Partner, Goodtimes Licensing and Entertainment, in the first year over 2,000,000 16 oz. personal water filter bottles and thousands of 30 oz. sport type bottles were sold. Since then, Aladdin Industries and others have entered this expanding new market. The Company's position in this market has been vigorously defended against competition attempting to enter this market. Innova has been victorious in litigation, protecting its patent position which has caused most companies with potentially infringing products to withdraw from this market. As a result the Company is now in an excellent position to structure strategic alliances with other major companies to capitalize upon its strengthened patent and plethora of new products. However, many of the companies with whom the Company currently competes, or may compete in the future, have greater financial, technical, marketing, and sales resources, as well as greater name recognition than the Company. There can be no assurance that the Company will have the resources required to respond effectively to market or technological changes or to compete successfully in the future, although it's existing and pending alliances provide certain advantages in these regards as does the Company's patent position.

INTELLECTUAL PROPERTY

         The Company has rights to numerous patents in the consumer product water treatment field in which twelve issued patents and four pending patents are specifically related to consumer water treatment products. In total the Company pursuant to a royalty agreement with its founder, Mr. John E. Nohren, has obtained more than 20 patents of which the intellectual base may be applicable to consumer water treatment products. It also has four additional patents pending both domestically and internationally.

         The Company was the plaintiff in a patent infringement and unfair competition lawsuit entitled Innova/Pure Water, Inc. v. Aladdin Sales & Marketing, Inc., Filtex USA, Ltd., ACT Marketing, Inc., ACT Marketing, Ltd., Advanced Consumer Technologies, Inc., and Robert Luzenberg, Case No. 97-924-Civ-T-25D (M.D. Fla.)

filed by the Company on April 18, 1997. The Company claimed patent infringement for one patent and false advertising on the part of the Defendants. Prior to trial, the Company resolved the false advertising claims on terms deemed favorable to the Company by management. Effective June 30, 1999, the United States Appellate Court entered a judgment in favor of the Company. A subsequent judgment was handed down by the Circuit Court ruling that the Company's patent was infringed by the Aladdin and Filtex products. Damage payments were negotiated for payment of damages to the satisfaction of the Company.

         The termination of a former employee led to a claim filed for termination compensation. While the Company contended that such compensation was not due rather than to litigate and face the exposure to potentially higher costs, the Company settled the suite for $35,000 and options for 100,000 shares of the Company's stock exercisable at $.50 per share through April 2009.

MANUFACTURING

         Operations have been centered between the Company's facility, which historically has performed the quality assurance, inspection, testing, assembly, packaging and shipping functions. The Company's products consist principally of: (1) one or more water treatment media; and (2) injection molded plastic components, blow molded or injection molded containers which hold the water to be processed as well as to support and position the water filtration element. In addition, labels, bags, and a variety of boxes are also used to package various products. The filtration media consist of proprietary monolithic filter elements containing activated carbon and one or more other compounds depending upon the use to which the filter is to be applied. The media compounds may include ion-exchange resins, zeolytes, iodinated resins, or embody hydrophilic sub-micron ceramic components. Other process media employed include Company developed proprietary macro filtration media. The media are obtained from a variety of sources. Typically, each is procured under the terms of a confidentiality agreement and to the Company's specifications.

         In preparation for growth, additional molding capacity is being acquired both domestically and in China. The Company has enhanced its domestic filter element production capacity and may expand filter capacity to over 20,000,000 per year. Continental Plastics ("Continental") of Sarasota, Florida has been the Company's primary contract supplier of molds and injected molded components for the past ten years. While the Company enjoys a close working relationship with Continental, several other companies are available to furnish competitive pricing and added production capacity. There is no assurance, that such competitive pricing and production capacity will be available in the future.

         Presently, two companies supply the blow molded components. The bottles and pitchers are secured from various companies, each somewhat of a specialty. Typically, the Company owns the tooling to produce the injection molded and certain of the blow molding components.

         The Company has changed from principally manual assembly and packaging operations to mechanized assembly and packaging operations. These operations include assembling; (1) the media elements into the housings; (2) the closure to the filter housings; (3) the top and valve components together; and (4) the variety of components into the bottle or pitcher. Packaging consists of semi-automatic assembly of certain filters into hermetically sealed bags, date and lot stamping labels and shipping boxes, packaging the finished products with instructions in display boxes and then placing a prescribed quantity into a shipping box which is, in-turn palletized. The Company intends to add automation for high speed bagging equipment for filter packaging as demand requires. Further, filter designs have been altered to adapt to automatic assembly methods. The Company has a current maximum production capacity of 10,000,000 units a year. Management anticipates increasing capacity to over 20,000,000 units as demand requires.

         The Company possesses considerable in-house manufacturing know-how. The expertise spans from tool and mold design to automated dispensing and compacting of media, through inspection, assembly, and packaging. As such the Company acts in an advisory capacity with many of its vendors, or dictates the methodology to be used. This internal capability also keeps the Company from becoming a "hostage" to any supplier and permits the Company to make justified "make or buy" decisions based upon the true economic impact. This permits the Company to purchase high quality components at a competitive price while remaining independent.

         All Company vendors operate under confidentiality agreements. No suppliers produce directly competitive products for any third parties. Several organizations also support the Company in its product development program on an as needed basis. The Company has relied on a limited number of vendors to supply the components necessary for its products. A lack of necessary components at favorable prices would adversely affect the Company.

PRODUCT LIABILITY INSURANCE AND WARRANTIES

         The Company maintains a $2,000,000 product liability insurance policy. In the thirteen years in which the Company has produced and furnished products to the retail trade and consumers, both domestically and internationally, no product suits have been filed, nor consumer complaints received which would lead to litigation.

         The Company warrants to its strategic alliance partners that the products will be produced to mutually acceptable standards. Innova operates a formal quality control program monitoring through AQL standards, incoming components, in process parts, and completed units. Detail product specification sheets are in place as well as "Physical Proofs" which have been signed off and accepted by both parties. In case of a question, the "Proof" samples are used for comparison purposes to determine acceptability.

EMPLOYEES

         As of June 30, 1999, the Company had 14 employees, including its 4 executive officers. These employees include 2 persons in sales and marketing, 4 persons performing development, and 4 administrative and clerical persons. There are 3 manufacturing and production supervisors which are supplemented by as many as 35 contract employees, as required.

                        ITEM 2. DESCRIPTION OF PROPERTY

         The Company occupies approximately 22,000 feet of air conditioned office, manufacturing and warehouse space located at 13130 - 56th Court, Suite 604-605, Clearwater, Florida 33760. The product development laboratory is also located in an adjacent building. The facilities are leased and a new five year lease commenced March 1, 1998. The monthly rent for these facilities is approximately $10,000.

                           ITEM 3. LEGAL PROCEEDINGS

         The Company was a defendant in a lawsuit filed by a former employee who alleged breach of his employment contract. The case was Alan R. Kelley v. Innova Pure Water, Inc., Pinellas County Circuit Court Case No. 98-2771-C1-007. The plaintiff was seeking severance pay, bonus pay, stock options, and attorney fees. In April 1999, the Company and the former employee reached a settlement agreement. In accordance with the settlement agreement, the Company paid Mr. Kelley $35,000 and issued him options to purchase 100,000 shares of the Company's common stock at an exercise price of $.50 per share. The options expire in April 2009.

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

         None.

                                    PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND
                          OTHER SHAREHOLDER MATTERS

MARKET PRICE OF THE REGISTRANT'S COMMON STOCK

         The Common Stock is traded in the over-the-counter market in the so called "pink sheets," or on the "Electronic Bulletin Board" of the National Association of Securities Dealers, Inc. (the "NASD") under the symbol "IPUR." The transfer agent and registrar for the Common Stock is Continental Stock Transfer & Trust Company of New York. The following table sets forth for the periods indicated the high and low sale prices for shares of the Common Stock as reported on the OTC.

                                                          Sales Price
                                                     High             Low
--------------------------------------------------------------------------------
FISCAL YEAR ENDED JUNE 30, 1997
              Fourth Quarter                        1.325            0.375
              Third Quarter                         1.835            0.543
              Second Quarter                        1.750            0.438
              First Quarter                         0.688            0.438

FISCAL YEAR ENDED JUNE 30, 1998
              Fourth Quarter                        1.030            0.690
              Third Quarter                         1.938            1.016
              Second Quarter                        1.313            1.063
              First Quarter                         1.938            0.531

FISCAL YEAR ENDED JUNE 30, 1999
              Fourth Quarter                        0.906             0.25
              Third Quarter                         0.531             0.23
              Second Quarter                        0.812             0.25
              First Quarter                         0.968             0.50
--------------------------------------------------------------------------------

         The Company's Common Stock is not listed on NASDAQ, but is traded in the over-the-counter market on the "Electronic Bulletin Board" of the National Association of Securities Dealers, Inc. (the "NASD"). Accordingly, an investor may find it more difficult to dispose of, or obtain accurate quotations as to the market value of the common stock. Further, in the absence of a security being quoted on NASDAQ, a market price of at least $5.00 per share or the Company having in excess of $2,000,000 in net tangible assets, trading in the Company's securities may be covered by a Securities and Exchange Commission ("SEC") rule that imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchasers' written agreement to the transaction prior to the sale. Consequently, the rule affects the ability of broker-dealers to sell the Company's securities and also may affect the ability of purchasers in his offering to sell their securities in the secondary market.

         Previously, the SEC adopted seven rules ("Rules") under the Securities Exchange Act of 1934 requiring broker/dealers engaging in certain recommended transactions with their customers in specified equity securities falling within the definition of "penny stock" (generally non-NASDAQ securities priced below $5.00 per share) to provide to those customers certain specified information. Unless the transaction is exempt under the Rules, broker/dealers effecting customer transactions in such defined penny stocks are required to provide their customers with: (1) a risk disclosure document; (2) disclosure of current bid and ask quotations, if any; (3) disclosure of the compensation of the broker/dealers and its sales person in the transaction; and (4) monthly account statements showing the market value of each penny stock held in the customer's account.

         As a result of the aforesaid rules regulating penny stocks, the market liquidity for the Company's securities could be severely adversely affected by limiting the ability of broker-dealers to sell the Company's securities and the ability of shareholders sell their securities in the secondary market.

         Recent SEC and NASD revisions and interpretations of Rule 15c2-11 require us to maintain our status as a reporting company under Section 12(q) of the Securities Exchange Act of 1934. Our failure to timely file annual, quarterly or other reports may affect our ability to maintain listing in the OTC "Electronic Bulletin Board".

DILUTION AND ABSENCE OF DIVIDENDS

         The Company has not paid any cash dividends on its common or preferred stock and does not anticipate paying any such cash dividends in the foreseeable future. Earnings, if any, will be retained to finance future growth. The Company may issue shares of its common stock and preferred stock in private or public offerings to obtain financing, capital or to acquire other businesses that can improve the performance and growth of the Company. Issuance and or sales of substantial amounts of common stock could adversely affect prevailing market prices in the common stock of the Company.

SHAREHOLDERS

         As of June 30, 1999, and there were approximately 400 beneficial owners of the Company's common stock with 10,078,401 shares issued and outstanding.

         ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         THIS FILING CONTAINS FORWARD-LOOKING STATEMENTS. THE WORDS "ANTICIPATED," "BELIEVE," "EXPECT," "PLAN," "INTEND," "SEEK," "ESTIMATE," "PROJECT," "WILL," "COULD," "MAY," AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS INCLUDE, AMONG OTHERS, INFORMATION REGARDING FUTURE OPERATIONS, FUTURE CAPITAL EXPENDITURES, AND FUTURE NET CASH FLOW. SUCH STATEMENTS REFLECT THE COMPANY'S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, INCLUDING, WITHOUT LIMITATION, GENERAL ECONOMIC AND BUSINESS CONDITIONS, CHANGES IN FOREIGN, POLITICAL, SOCIAL, AND ECONOMIC CONDITIONS, REGULATORY INITIATIVES AND COMPLIANCE WITH GOVERNMENTAL REGULATIONS, THE ABILITY TO ACHIEVE FURTHER MARKET PENETRATION AND ADDITIONAL CUSTOMERS, AND VARIOUS OTHER MATTERS, MANY OF WHICH ARE BEYOND THE COMPANY'S CONTROL, INCLUDING, WITHOUT LIMITATION, THE RISKS DESCRIBED UNDER THE CAPTION "BUSINESS." SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES OCCUR, OR SHOULD UNDERLYING ASSUMPTIONS PROVE TO BE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY AND ADVERSELY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, OR OTHERWISE INDICATED. CONSEQUENTLY, ALL OF THE FORWARD-LOOKING STATEMENTS MADE IN THIS FILING ARE QUALIFIED BY THESE CAUTIONARY STATEMENTS AND THERE CAN BE NO ASSURANCE OF THE ACTUAL RESULTS OR DEVELOPMENTS.

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

INCOME STATEMENT DATA

                                                        Year Ended June 30,
                                                      1999              1998
--------------------------------------------------------------------------------
Total revenue                                      $2,587,400       $3,194,100
Net income                                         $  161,300       $  124,600
Earnings per common share - basis                  $      .02       $      .01
Shares used in per share computation               10,067,847        9,499,374
Earnings per common share - assuming dilution      $      .02       $      .01
Shares used in diluted computation                 10,211,539        9,933,414
--------------------------------------------------------------------------------

BALANCE SHEET DATA

                                                                   June 30, 1999
--------------------------------------------------------------------------------
Total assets                                                        $1,745,100
Working capital                                                     $1,243,400
Long-term debt                                                      $   19,800
Stockholders' equity                                                $1,621,500
--------------------------------------------------------------------------------

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

DETERMINATION OF YEAR 2000 READINESS

         The Company has completed a review of its information technology (IT) and non-information technology systems (non-IT). An inventory was taken of the Company's essential data processing equipment as well as the equipment used in the Company's manufacturing processes.

         The Company has information on the Year 2000 compliance of its essential data processing hardware, which include its computers, printers, scanners, modems, copiers, and facsimile machines or any other equipment that may process date data. This information was gathered by actual testing by the Company or from the manufacturer either by direct correspondence or information that is available from the manufacturer's Internet website. The Company has found that all essential data processing hardware is Year 2000 compliant.

         A review of the Company's essential data processing equipment firmware and software has found it to be either Year 2000 compliant when it was purchased or was able to be fixed by the download of a "patch" from the software manufacturer's Internet website.

         A review of the equipment used in the Company's manufacturing processes did not find any potential problem areas due to date processing, including embedded technologies. The potential for problems occurring in this area is decreased because the Company essentially assembles complete components from outside manufacturers into its finished products.

         The manufacturer of the Company's telephone equipment does not list our particular system as Year 2000 compliant. The flaw concerns the printing out of voicemail reports where the year would be listed as 00 instead of 2000. Since the system should operate fine after January 1, 2000 and the Company does not use this particular reporting function, it is not necessary to replace the telephone system. This was the only potential problem area found in the review of the Company's non-information technology systems.

         As a result of these reviews, the Company feels that we are Year 2000 compliant and that nothing further must be done to our IT and non-IT systems in order to be prepared for the Year 2000 internally.

         An assessment of external risks, which are outside the Company's control, was conducted. The Company has identified four major suppliers and two major customers that were contacted and asked to fill out a questionnaire about their Year 2000 capabilities and remediation programs. All but one responded that they were Year 2000 compliant as of June 30, 1999. The Company feels that the one unresponsive supplier could be replaced without any major interruption to the business should the need arise.

         A survey of the Company's financial institution and utility companies, by direct correspondence, Internet website, or published statements, found that they are or will be Year 2000 compliant by December 31, 1999 with little risk of service interruption due to untested systems or processes.

CONTINGENCIES

         At this time, the Company has determined that it does not need to have increased inventory levels on December 31, 1999 or purchase any additional liability insurance due to any litigation that may result from the Year 2000 changeover.

         The Company feels that the internal risk of a Year 2000 system failure is minimal, but is going to take the following steps in order to recover from such a failure:

         1. All records will be backed up before the end of business on December 31, 1999.
         2. Some essential systems will have their internal system clocks turned back two weeks and maintained in December 1999 "time" until a determination can be made if there were any system failures, related to the Year 2000 changeover, on similar systems on January 1, 2000. This will cause an error in date reporting, but essential services can still be performed.

RESULTS OF OPERATIONS

NET SALES

         Net sales for the twelve-month period ended June 30, 1999 were $2,587,400, a decrease of 18 percent from the $3,194,100 of net sales for the comparable period in 1998. This decrease is attributable to a decrease in sales during the fourth quarter to Rubbermaid under our strategic alliances.

COST OF SALES

         For the year ended June 30, 1999, the cost of sales decreased to $1,458,500 from the $1,477,800 of costs for the year ended June 30, 1998. This decrease is mainly due to the decrease in sales volume offset by increased investment in new facilities and increased production capabilities intended to sustain the anticipated higher sales volume from our strategic alliances.

         Gross profit margin decreased 10 percent for the year ended June 30, 1999, to 44 percent from an overall gross profit margin of 54 percent for the year ended June 30, 1998. This is principally attributable to the decrease in sales volume and the increased costs associated with the enhanced production capabilities, combined with the constant cost of sales.

OPERATING EXPENSE

         Operating expenses for the year ended June 30, 1999 were $1,401,200, or 47 percent of net sales. For the comparable period in 1998, operating costs amounted to $1,558,600, or 49 percent of net sales. The two percent decrease as a percentage of sales between these periods is principally attributable to the cutback of lower and middle management personnel whose function had become under-utilized or less critical to the operation of the Company.

OTHER INCOME

         For the year ended June 30, 1999, net interest income amounted to $39,100 as compared to net interest income of $15,900 for the year ended June 30, 1998. This increase is due to the increase in cash invested in interest bearing securities or accounts with a major national bank.

         Other income for the year ended June 30, 1999 of $366,900 was due to billings to Rubbermaid for research and development price recovery adjustments, as well as settlements of patent infringement lawsuits.

INCOME TAXES

         Due to the Company's history of operating losses, management has established a valuation allowance in the full amount of the deferred tax assets arising from these losses because management believes it is more likely than not that the Company will not generate sufficient taxable income within the appropriate period to offset these operating loss carryforwards.

NET INCOME

         Net income for the year ended June 30, 1999 increased by 29 percent to $161,300 from $124,600 for the comparable period in 1998. This increase is principally attributable to billings to Rubbermaid for research and development price recovery adjustments and settlements of patent infringement lawsuits.

EARNINGS PER SHARE

         For the year ended June 30, 1999, basic and diluted earnings per share amounted to $.02. For the comparable period in 1998, basic and diluted earnings per share amounted to $.01. The increase in earnings per share is due principally to an increase in income during the year ended June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES

For the year ended June 30, 1999, net cash provided by operating activities amounted to approximately $311,600, an increase over the net cash provided by operating activities of approximately $130,700 for the comparable period in 1998. The increase is primarily a result of collections on accounts receivable and increased profits for the year.

INVESTMENT ACTIVITIES

         The Company's investment activities include equipment sales and purchases, patent acquisitions, and net changes in related party advances.

         Net cash used by investing activities for the year ended June 30, 1999 was approximately $89,400, as compared to net cash used by investing activities of approximately $400,700 for the comparable period in 1998. The decrease in cash expended for investing activities is due primarily to a decrease in equipment purchases and a decrease in expenditures on patent infringement litigation.

FINANCING ACTIVITIES

         The Company's financing activities include proceeds from borrowings, payments on borrowings and capital leases, and proceeds from sales of common stock warrants.

         Net cash of approximately $17,700 was used by financing activities for the year ended June 30, 1999, as compared to net cash provided by financing activities of approximately $5,500 for the year ended June 30, 1998. The increase in cash used for financing activities results from the Company's repurchase of shares of its common stock and a decrease in proceeds from the issuance of common stock.

CAPITAL RESOURCES

         At June 30, 1999, the Company does not have any material commitments for capital expenditures other than for those expenditures incurred in the ordinary course of business.

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

              ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is presented at page F-1.

    ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                              FINANCIAL DISCLOSURE

                                     NONE

                                    PART III

      ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         The following table sets forth certain information with respect to each person who is a director or an executive officer of the Company as of June 30, 1999.

        Name                  Age                            Position
---------------------------------------------------------------------------------------------
John E. Nohren, Jr.            67    Chairman of the Board, Director, Chief Financial Officer
Rose C. Smith                  47    President, Chief Executive Officer, Director
James Keene                    62    Chief Operating Officer
Robert Connell                 43    Controller
Tricia Skoda                   48    Secretary
Peter Christensen              49    Director
Andrew Greenberg               44    Director
Mort Langer                    56    Director
Frank Legnaioli                68    Director
Clarence W. McKee              74    Director
---------------------------------------------------------------------------------------------

         Executive officers are elected by the Board of Directors and serve until their successors are duly elected and qualify, subject to earlier removal by the Board of Directors. Directors are elected at the annual meeting of shareholders to serve for their term and until their respective successors are duly elected and qualify, or until their earlier resignation, removal from office, or death. The remaining directors may fill any vacancy in the Board of Directors for an unexpired term. See "Board of Directors" for a discussion of the Directors' terms.

BUSINESS EXPERIENCE OF EXECUTIVE OFFICERS AND DIRECTORS

         John E. Nohren, Jr. has been Chairman of the Board of the Company since its inception. Effective December 1996, with Mr. Nohren's consent and approval, he resigned as President and Rose

C. Smith was appointed his successor. He subsequently resigned as Chief Executive Officer in June of 1997 when Rose C. Smith was appointed his successor. In June 1998, Mr. Nohren was elected Treasurer and interim Chief Financial Officer. He was also the founder and the major shareholder of a prior Company, Innova, Inc., founded in 1969 to service the increasing requirement of the U.S. Department of Defense for sophisticated automation and hazardous waste management. With government funding, Mr. Nohren made technological advances for dealing with water contamination of various nature. The applications included the treatment of water in a chemical, biological, or nuclear war scenario. Also, the removal of a variety of contaminants from the production of military products. The obvious voids, and needs for the application of those technologies to consumers lead to the formation of the Company in 1985. He is the named inventor on several of the Company's patents. See "Certain Relationships and Related Transactions."

         Rose C. Smith was appointed President in June 1996, and President and Chief Executive Officer effective June 30, 1997. Ms. Smith began her career in the financial community at Bache and Co., Inc. (Prudential Securities, Inc.) and was a financial adviser to the principals of the Moore McCormick Shipping Lines. She functioned in a number of consulting roles relative to product acquisition, licensing, and line extensions and has been retained by Aguecheek Ltd. in England, which owned the licensing rights to Armani, Valentino, Ungaro, Tiffany and others. Ms. Smith was also a consultant regarding potential corporate acquisitions for Marubeni in Tokyo. She became associated with the Company in 1993 as a marketing consultant, hence became the Director of Business Development until elected President in 1996, and Chief Executive Officer in June 1997.

         James Keane, joined the Company in January, 1998. Prior to joining the Company, he was with Evenflo Company Inc., where he served for eight years as Vice President of Operations and Engineering for the Infant Feeding Division. He has over thirty years experience in the design and manufacturing of plastic consumer products. Mr. Keane resigned subsequent to June 30, 1999.

         Robert Connell, Controller, joined Innova Pure Water, Inc. September 1, 1993 as a corporate accountant and was appointed company controller in August, 1996. Mr. Connell began his career in August 1978 with Consolidated Coal Company, a subsidiary of E.I. du Pont de Nemours and Company. He left the company as a senior accountant in the cost and budget section of the Northern West Virginia Region Controller's Department in September, 1988. Mr. Connell then attended Santa Fe Community College in Gainesville, Florida, taking computer programming languages and application courses until May, 1990. From 1990 to 1993, he was employed by Florida Savings and Loan (1990/91); Main Street Mortgage (1991/92); and Kmart Corporation (1992 until hired by Innova).

         Tricia Skoda was elected Corporate Secretary in September 1998. Prior to joining Innova in July 1998, she was the Business Unit Coordinator for the Cleveland, Akron, Pittsburgh business unit of Storage Technology Corp. for the period of July 1996 through May, 1998. From January, 1994 through July, 1995 she was the executive assistant to the president of PDI Ground Support, Inc., a specialty manufacturer of axle systems. Ms. Skoda has over 12 years experience in office administration and marketing.

         Peter Christensen has been a director of the Company since June 1995. Since September 1997, he has been the Chief Executive Officer of ComTech, Incorporated, a software company that provides integrated art print and mail services as well as art electronic imaging, E-mail delivery, and electronic payment services, integrated with credit card and personal financial software. Since August 1995, Mr. Christensen has been a member of the board of Digital Privacy, Inc., a smart card based computer and communications security company, securing communications across the internet. Prior to joining ComTech, Incorporated in 1997 he was a managing director at Paine Webber, for the period 1993 through 1997.

         Andrew Greenberg has been a director of the Company since 1997. Since 1986, he has been employed as President at GoodTimes Entertainment, a New York based, privately held company which is a diversified international multimedia entertainment organization.

         Mort Langer has been a director of the Company since 1987. Since 1993, Mr. Langer has owned and operated Langer Partners, the management arm of Langer Capital Management, L.L.P. where he serves as a partner. Prior to forming Langer Partners, he worked at Bear, Stearns & Co., Inc. as Research Director for their 35 other equity analysts.

         Frank Legnaioli has been a director of the Company since 1986. Mr. Legnaioli is presently retired. Prior to his retirement, he worked for Paxton Van Lines, Inc. in Springfield, Virginia for forty years. During his tenure at Paxton Van Lines, Inc., it became the top grossing Atlas Van Lines agent in the United States and abroad. He was one of the architects of the buy out of Atlas Van Lines and turning it into a public company.

         Clarence W. ("C.W.") McKee was a founding director and remained as a director until 1987, and again became a director of the Company in 1997. He has been retired since 1989. Prior to his retirement Mr. McKee was employed by Florida Progress Corporation and Florida Power Corporation where he served as Executive Vice President and Chief Financial Officer.

BOARD OF DIRECTORS

         The Company's Bylaws fix the size of the Board of Directors at no fewer than one and no more than nine members, to be elected annually by a plurality of the votes cast by the holders of Common Stock, and to serve until the next annual meeting of stockholders and until their successors have been elected or until their earlier resignation or removal. Currently, there are seven directors who were elected on February 28, 1998.

                        ITEM 10. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

         The following table shows the compensation paid or accrued by the Company for the fiscal years ended June 30, 1998 and June 30, 1999 to or for the account of the President, Chief Executive Officer and John E. Nohren, Jr., Chairman of the Board. No other executive officer or director of the Company received benefits or an annual salary and bonus in excess of $100,000 or more during the stated period. Accordingly, the summary compensation table does not include compensation of other executive officers.

                           SUMMARY COMPENSATION TABLE


                          ANNUAL COMPENSATION                            LONG-TERM COMPENSATION AWARDS

                                                            Restricted
                                             Other Annual      Stock       OPTIONS/     LTIP        All Other
Name & Principal            Salary   Bonus   Compensation     Award(s)       SARS     Payouts     Compensation
Position (1)                  ($)     ($)        ($)            ($)          (#)        ($)            ($)
--------------------------------------------------------------------------------------------------------------
Fiscal 1999
John E.  Nohren, Jr.          ---     ---        ---            ---        190,000      ---        $122,133(2)
Chairman, BOD
Rose Smith                 $176,353   ---        ---            ---        190,000      ---
President and CEO
---------------------
Fiscal 1998
John E. Nohren, Jr.           ---     ---        ---            ---        190,000      ---        $152,908(2)
Chairman BOD
Rose Smith                 $211,603   ---        ---            ---        190,000      ---
President and CEO (1)
--------------------------------------------------------------------------------------------------------------

(1) Ms. Smith replaced Mr. Nohren as the President in June, 1996, and as CEO, effective June 30, 1997.

(2) Represents payments made to Mr. Nohren pursuant to his royalty agreement.

EMPLOYMENT AND OTHER AGREEMENTS

         The Company entered into an employment agreement with Rose C. Smith effective June 30,1997, which provides for her employment as President and Chief Executive Officer for a five year term ending June 29, 2002. Under the agreement Ms. Smith is to receive a base salary of $150,000 per year. Ms. Smith is also to receive a bonus of two percent of net sales of the Company adjusted by the annual gross margin achieved by the Company. The agreement contains a restrictive covenant not to compete for the term of the agreement and for five years following termination of service without cause. The agreement provides for severance payments equal to 200% of the annual base compensation due under the Agreement in the event there is a "change of control" of the Company, as defined therein, and she is subsequently terminated without cause.

         The Company entered into a royalty agreement with John E. Nohren, Jr. effective June 30, 1997, expiring on December 31, 2002. This agreement obligates the Company to pay Mr. Nohren, in return for the assignment of his patent rights, a minimum of $100,000 of royalties per year, with a cap of $300,000 per year, during the term of his employment. The royalty payments will be calculated based on five percent of net sales of products that incorporate these assigned patents. Upon his termination, a three percent royalty shall be paid over the residual life of his patents.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION
VALUES

         The information provided in the table below provides information with respect to each exercise of stock options during fiscal 1999 and fiscal 1998 by each of the executive officers named in the summary compensation table and the fiscal year end value of unexercised options.

                                                                               Value of
                                                                              Unexercised
                                                           Number of         In-the Money
                                                          Unexercised          Options
                                                       Options at FY-End     at FY-End($)
                                                          Exercisable        Exercisable
                                            Value         on or after        on or after
                     Shares Acquired/     Realized       July 1, 1998      July 1, 1998(1)
      Name           Exercised            ($) (1)       or July 1, 1999    or July 1, 1999
------------------------------------------------------------------------------------------
Fiscal 1999
John E. Nohren, Jr.        ---               ---            190,000             14,535
Rose Smith                                                  190,000             14,535
-------------------
Fiscal 1998
John E. Nohren, Jr.       20,750             158            190,000             14,535
Rose Smith                 2,000              15            190,000             14,535
------------------------------------------------------------------------------------------

(1) The aggregate dollar values in column (c) and (e) are calculated by determining the difference between the fair market value of the Common Stock underlying the options and the exercise price of the options at exercise or fiscal year end, respectively. In calculating the dollar value realized upon exercise, the value of any payment of the exercise price is not included.

STOCK OPTIONS

         The Company has in effect a stock option plan which authorizes the grant of incentive stock options under Section 422 of the Internal Revenue Code (the "1996 Plan"). The Plan was adopted in 1996. A total of 750,000 shares have been reserved under the Plan. As of June 30, 1999, options to purchase a total of approximately 606,500 shares at $.50 a share were issued and outstanding under the 1996 Plan. The 1996 Plan provides that (a) the exercise price of options granted under the Plan shall not be less than the fair market value of the shares on the date on which the option is granted unless an employee, immediately before the grant, owns more than 10% of the total combined voting power of all classes of stock of the Company or any subsidiaries, whereupon the exercise price shall be at least 110% of the fair market value of the shares on the date on which the option is granted; (b) the term of the option may not exceed ten years and may not exceed five years if the employee owns more than 10% of the total combined voting power of all classes of stock of the Company or any subsidiaries immediately before the grant; (c) the shares of stock may not be disposed of for a period of two years from the date of grant of the option and for a period of one year after the transfer of such shares to the employee; and (d) at all time from the date of grant of the option and ending on the date three months before the date of the exercise, the employee shall be employed by Company, or a subsidiary of the Company, unless employment is terminated because of disability, in which cased such disabled employee shall be employed from date of grant to a year preceding the date of exercise, or unless such employment is terminated due to death.

         In April, 1999, the Board of Directors adopted a new stock option plan (the "1999 Plan"). Under the 1999 Plan, 1,000,000 shares have been reserved for issuance. The Plan provides that the exercise price of options cannot be less than the greater of $.50 or the fair market value of the shares from the date on which the option is granted. The 1999 plan is similar to all of the other terms and conditions as described above for the 1996 Plan. As of June 30, 1999, options to purchase a total of approximately 103,000 shares at $.50 a share were issued and outstanding under the 1999 Plan.

         As of the date of this filing, the Company has outstanding options and warrants to acquire 1,079,500 shares of Common Stock at an exercise price of $.50 per share. Options to acquire 606,500 shares of Common Stock vest over a 3 year period commencing with the fiscal year beginning July 1, 1998 and ending June 30, 2001. Option holders may exercise their option at any time following a vesting year so long as the individual remains employed. Four years of employment are required for vesting. All options must be exercised and payment made no later than June 30, 2001. Unexercised options after that date shall terminate. Employees have a 60 day period after termination of employment to exercise options. The vesting schedule is subject to acceleration in the event of a merger, sale or a change of control of the Company. The remaining 473,000 options and warrants are exercisable at various times at an exercise price of $.50 per share and expire beginning October 30, 1998 through April 1, 2001.
For all options and warrants issued, the exercise price of $.50 was determined to be greater than the fair market value as of date of issuance

DIRECTOR COMPENSATION

         A director who is an employee of the Company receives no additional compensation for services as director or for attendance at or participation in meetings except reimbursement of out-of-pocket expenses. An outside director is reimbursed for out-of-pocket expenditures incurred in attending or otherwise participating in meetings. All directors hold options to acquire up to 15,000 shares of Common Stock exercisable at $.50 per share. The Company has no other arrangements regarding compensation for services as a director.

    ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information with respect to the beneficial ownership of shares of Company Common Stock owned as of June 30, 1999 beneficially by (i) each person who beneficially owns more than 5% of the outstanding Company Common Stock, (ii) each director of the Company, (iii) the President and Chief Executive Officer of the Company (the only executive officer of the Company whose cash and non-cash compensation for services rendered to the Company for the year ended June 30, 1999, exceeded $100,000) and (iv) directors and executive officers of the Company as a group:

                                    Amount and Nature of
Name of Beneficial Owner (3)        Beneficial Ownership (1)       Percent of Class (2) (8)
-------------------------------------------------------------------------------------------
John E. Nohren, Jr. and
Francis Weaver Nohren (4)(5)                2,143,216                         21.2
Rose C. Smith (6)                             604,850                          5.9
Peter Christensen (9)                         624,500                          6.2
Mort Langer (10)                              245,000                          2.4
Frank Legnaioli (9)                           591,000                          5.9
C. W. McKee (9)                                41,000                           .5
Joe Cayre (7)                               1,350,000                         13.5
Andrew Greenberg (9)                          167,000                          1.7
Barbara Albin                                 555,956                          5.5
All directors and executive officers
As a group (10 persons)                     4,383,066                         43.9
------------------------------------------------------------------------------------------

         (1) Represents sole voting and investment power unless otherwise indicated.
         (2) Based on approximately 10,078,401 shares of Company Common Stock outstanding as of June 30, 1999 plus, as to each person listed, that portion of the unissued shares of Company Common Stock subject to outstanding options which may be exercised by such person, and as to all directors and executive officers as a group, unissued shares of Company Common Stock as to which the members of such group have the right to acquire beneficial ownership upon the exercise of stock options within the next 60 days.
         (3)  The address of each individual is in care of the Company.
         (4) May be deemed to be a "founder" of the Company for the purpose of the Securities Act.
         (5) Represents aggregate shares held between Mr. Nohren individually, his wife individually and shares held in joint tenancy. Also includes options to acquire 190,000 shares of Common Stock exercisable at $.50 held by Mr. Nohren.
         (6) 54,350 of the shares of common stock as set forth above are owned by Elliot Smith, husband of Rose C. Smith, President and Chief Executive Officer of the Company. Also includes 190,000 shares underlying options issued to Ms. Smith with an exercise price of $.50.
         (7) Represents shares held directly and indirectly by Joe Cayre and his family pursuant to an agreement reached between the Company and the Good Times family of companies. See "Certain Relationships & Related Transactions."
         (8) Excludes 1,079,500 shares reserved for issuance under outstanding options and warrants.
         (9) Includes options to acquire 15,000 shares of Common Stock at an exercise price of $.50 over a 3 year vesting term conditioned upon continued service as an outside director.
         (10) Includes options to acquire up to 115,000 shares of Common Stock at an exercise price of $.50 per share.

            ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Mr. John E. Nohren, Jr., Chairman of the Board, has assigned the rights to certain patents owned by him, to the Company. The patents are used by the Company for its products. The Company entered into a royalty agreement with John E. Nohren, Jr. on June 30, 1997, expiring on December 31, 2002. This agreement obligates the Company to pay Mr. Nohren in return for the assignment of his patent rights, a minimum of $100,000 of royalties per year, with a cap of $300,000 per year, during the term of his active involvement. The royalty payments will be calculated based on five percent of sales of products that incorporate these assigned patents. Upon his full retirement, a three percent royalty shall be paid over the residual life of his patents. See "Executive Compensation-Employment Agreements."

         On October 30, 1997, the Company entered into a stock purchase agreement with Innova Holdings, LLC. In connection with this agreement, the Company issued 1,500,000 shares of its common stock to Innova Holdings, LLC in exchange for the surrender of previously issued warrants to purchase the 11,000,000 shares of the Company's common stock as set forth above. The shares were subsequently transferred to Joe Cayre and other family members. The 1,500,000 shares cannot be sold, transferred, assigned, or pledged until October 30, 1999.

  ITEM 13. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

    (1)(2) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.

    Financial Statements filed as part of this Report are set forth in Item 7 and are presented at page F-1 of this Report; which list is incorporated herein by reference. The Financial Statement Schedules and the Report of Independent Auditors as to Schedules follow the Exhibits.

(a)(3) EXHIBITS.

(b) Reports on Form 8-K

            None

(c) Exhibits. See the Indexes to Exhibits below.

INDEX TO EXHBITS

(1) All of the items below are incorporated by reference to the Registrant's Registration Statement on Form 10SB, File No. 0-29746, except for Exhibit 99(b), which is included with the filing.

(2) Filed herewith.

                                    PART III

ITEM 1.  Index of Exhibits:

         The following exhibits are included as part of this report:

                  ITEM 15B. EXHIBITS AND SEC REFERENCE NUMBERS


Number                          Title of Document                                 Location
--------------------------------------------------------------------------------------------
3(a)     Articles of Incorporation, as amended (1)
3(b)     Bylaws (1)
10(a)    [Reserved]
10(b)    Agreement with Rubbermaid Incorporated dated July 21, 1998 (1)
10(c)    [Reserved]
10(d)    Stock Purchase/Warrant Exchange Agreement with Goodtimes
              Entertainment, Inc. dated October 11, 1997 (1)
10(e)    Employment Agreement with Rose c. Smith dated June 30, 1997 (1)
10(f)    Royalty Agreement with John E. Nohren, Jr. dated June 30, 1997 (1)
10(g)    License Agreement with A. C. International dated May 21, 1998 (1)
10(h)    Supply and Distribution Agreement with Bowline Family Products, Inc.
              Dated September 26, 1997 (1)
10(i)    [Reserved]
10(j)    Purchase and Supply Agreement with Rose Group dated January 22,
              1997 (terminated) (1)
10(k)    Real Estate Lease with Carr Rubin Associates dated January 21,
              1998 (1)
15       Specimen Certificate (1)
99(a)    1996 Incentive Stock Option Plan (1)
99(b)    1999 Incentive Stock Option Plan (2)
--------------------------------------------------------------------------------------------

                                    PART F/S

ITEM 1.  Financial Statements:

         The following is a list of each financial statement filed under ITEM 13 of this Registration Statement:

         1. Audited Financial Statements consisting of the Company's statements of operations, changes in stockholders equity, and cash flows for the year ended June 30, 1998, as audited by Pender Newkirk & Company, Certified Public Accountant, along with its report thereon.

         2. Audited Financial Statements consisting of a Balance Sheet as of June 30, 1999 and the related statements of operations, changes in stockholders' equity, and cash flows for the year ended June 30, 1999, as audited by Pender Newkirk & Company, Certified Public Accountant, along with its report thereon.

                                   SIGNATURES

         Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                    INNOVA PURE WATER, INC.

Dated: October 8, 1999              By: /s/  Rose C. Smith
                                        ----------------------------------------
                                             Rose C. Smith
                                             President, Chief Executive Officer,
                                             Director

Dated: October 8, 1999              By: /s/  John E. Nohren, Jr.
                                        ----------------------------------------
                                             John E. Nohren, Jr.
                                             Chairman of the Board of Directors,
                                             Chief Financial Officer

Dated: October 8, 1999              By: /s/  Robert Connell
                                        ----------------------------------------
                                             Robert Connell
                                             Principal Accounting Officer

                              FINANCIAL STATEMENTS

                            INNOVA PURE WATER, INC.

                       Years Ended June 30, 1999 and 1998
                          Independent Auditors' Report

                            Innova Pure Water, Inc.

                              Financial Statements

                       Years Ended June 30, 1999 and 1998



                                    CONTENTS


Independent Auditors' Report on Financial Statements........................1

Financial Statements:

    Balance Sheet...........................................................2
    Statements of Operations................................................3
    Statements of Changes in Stockholders' Equity...........................4
    Statements of Cash Flows................................................5
    Notes to Financial Statements........................................6-16

                             (PNCCPA'S LETTERHEAD)



                          Independent Auditors' Report




Board of Directors
Innova Pure Water, Inc.
Clearwater, Florida


We have audited the accompanying balance sheet of Innova Pure Water, Inc. as of June 30, 1999 and the related statements of operations, changes in stockholders' equity, and cash flows for the years ended June 30, 1999 and 1998. These financial statements are the responsibility of the management of Innova Pure Water, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. These standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Innova Pure Water, Inc. as of June 30, 1999 and the results of its operations and its cash flows for the years ended June 30, 1999 and 1998 in conformity with generally accepted accounting principles.



/s/ Pender Newkirk & Company
Certified Public Accountants
Tampa, Florida
September 2, 1999

            PENDER NEWKIRK & COMPANY * CERTIFIED PUBLIC ACCOUNTANTS

100 South Ashley Drive * Suite 1650
Tampa, Florida 33602
(813) 229-2321 * Fax (813) 229-2359
Web Site: www.pnccpa.com

    MEMBER OF PRIVATE COMPANIES PRACTICE SECTION AND SEC PRACTICE SECTION OF
              AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS

                            Innova Pure Water, Inc.

                                 Balance Sheet

                                 June 30, 1999


ASSETS
Current assets:
    Cash and cash equivalents                                               $   692,700
    Accounts receivable, trade, net of allowance for
        doubtful accounts of $8,800                                              52,000
    Other receivables, including related party of $84,200                       461,600
    Inventories                                                                 124,900
    Other current assets                                                         16,000
                                                                            -----------
Total current assets                                                          1,347,200

Property and equipment, net                                                     168,600

Other assets                                                                    229,300
                                                                            -----------
                                                                            $ 1,745,100
                                                                            ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable, trade                                                 $    51,800
    Accrued expenses                                                             41,700
    Current portion of obligation under capital lease                             3,700
    Current portion of long-term debt                                             6,600
                                                                            -----------
Total current liabilities                                                       103,800
                                                                            -----------
Long-term liabilities:
    Obligation under capital lease, net of current portion                        6,400
    Long-term debt, net of current portion                                       13,400
                                                                            -----------
Total long-term liabilities                                                      19,800
                                                                            -----------

Stockholders' equity:
    Preferred stock; $.001 par value; 2,000,000 shares
        authorized; 0 shares issued and outstanding
    Common stock; $.0001 par value; 50,000,000 shares
        authorized; 10,078,401 shares issued and outstanding                      1,000
    Capital in excess of par value                                            8,019,400
    Accumulated deficit                                                      (6,398,900)
                                                                            -----------
Total stockholders' equity                                                    1,621,500
                                                                            -----------
                                                                            $ 1,745,100
                                                                            ===========


Read independent auditors' report.  The accompanying
notes are an integral part of the financial statements.                        2

                            Innova Pure Water, Inc.

                            Statements of Operations




                                                                  Year Ended June 30,
                                                            -----------------------------
                                                                1999               1998
                                                            -----------------------------

Net sales, related parties                                  $   329,000       $   840,700

Net sales, other                                              2,258,400         2,353,400
                                                            -----------------------------
                                                              2,587,400         3,194,100

Cost of sales                                                 1,458,500         1,477,800
                                                            -----------------------------

Gross profit                                                  1,128,900         1,716,300
                                                            -----------------------------

Operating expenses:
    Selling expenses                                            137,300           203,600
    General and administrative expenses                       1,114,200         1,265,500
    Research and product development                            149,700            89,500
                                                            -----------------------------
                                                              1,401,200         1,558,600
                                                            -----------------------------

Net (loss) income from operations                              (272,300)          157,700
                                                            -----------------------------

Other (income) expenses:
    Interest, net                                               (39,100)          (15,900)
    (Gain) loss on disposal of fixed assets                     (27,600)           49,000
    Other                                                      (366,900)
                                                            -----------------------------
                                                               (433,600)           33,100
                                                            -----------------------------

Net income                                                  $   161,300       $   124,600
                                                            =============================

Earnings per common share                                   $       .02       $       .01
                                                            =============================

Earnings per common share, assuming dilution                $       .02       $       .01
                                                            =============================


Read independent auditors' report.  The accompanying
notes are an integral part of the financial statements.                        3

                            Innova Pure Water, Inc.

                 Statements of Changes in Stockholders' Equity

                       Years Ended June 30, 1999 and 1998




                                           Common Stock               Capital In
                                     -------------------------         Excess Of       Accumulated      Treasury
                                       Shares           Amount         Par Value         Deficit         Stock
                                     ---------------------------------------------------------------------------
Balance, June 30, 1997                8,496,371       $    800       $ 7,904,300       $(6,684,800)      $5,700

Stock surrendered to the
    Company                             (91,666)

Stock issued:
    In exchange for warrants          1,500,000            200              (200)
    For services and exercised
        options                         160,166                           75,900

Net income                                                                                 124,600
                                     ---------------------------------------------------------------------------

Balance, June 30, 1998               10,064,871          1,000         7,980,000        (6,560,200)       5,700

Compensation for stock
    options issued                                                        31,200

Stock issued for services
    and exercised options                14,230                            7,900

Acquisition of treasury
    stock, 23,500 shares                                                                                  8,000

Issuance of treasury stock
    for services, 23,333
    shares                                                                 6,000                         (8,000)

Retirement of treasury
    stock                                  (700)                          (5,700)                        (5,700)

Net income                                                                                 161,300
                                     ---------------------------------------------------------------------------
Balance, June 30, 1999               10,078,401       $  1,000       $ 8,019,400       $(6,398,900)      $    0
                                     ===========================================================================





Read independent auditors' report.  The accompanying
notes are an integral part of the financial statements.                        4

                            Innova Pure Water, Inc.

                            Statements of Cash Flows

                                                                                       Year Ended June 30,
                                                                                  ----------------------------
                                                                                     1999               1998
                                                                                  ----------------------------
OPERATING ACTIVITIES
    Net income                                                                    $ 161,300          $ 124,600
                                                                                  ----------------------------
    Adjustments to reconcile net income to net cash and
        cash equivalents provided by operating activities:
           Depreciation and amortization                                            132,100            119,000
           Provision for losses on accounts receivable                               (1,200)           (45,000)
           (Gain) loss on disposal of equipment                                     (27,600)            49,000
           Stock issued or subscribed for services                                   51,900             56,600
           (Increase) decrease in:
               Accounts and other receivables                                       400,700           (439,900)
               Inventories                                                          229,200            (40,000)
               Other assets                                                          (5,800)            (1,500)
           Increase (decrease) in accounts payable and
               accrued expenses                                                    (629,000)           307,900
                                                                                  ----------------------------
    Total adjustments                                                               150,300              6,100
                                                                                  ----------------------------
    Net cash and cash equivalents provided by operating activities                  311,600            130,700
                                                                                  ----------------------------

INVESTING ACTIVITIES
    Proceeds from sale of equipment                                                  49,800
    Acquisition of equipment                                                        (70,200)          (205,200)
    Acquisition of patents                                                          (77,800)          (157,300)
    Advances to related parties                                                       8,800            (38,200)
                                                                                  ----------------------------
    Net cash and cash equivalents used by investing activities                      (89,400)          (400,700)
                                                                                  ----------------------------

FINANCING ACTIVITIES
    Acquisition of treasury stock                                                    (8,000)
    Proceeds from long-term debt                                                                        27,000
    Payments on long-term debt                                                       (6,100)           (35,100)
    Payments on capital lease obligations                                            (4,800)            (5,700)
    Proceeds from issuance of common stock                                            1,200             19,300
                                                                                  ----------------------------
    Net cash and cash equivalents (used) provided by
        financing activities                                                        (17,700)             5,500
                                                                                  ----------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                204,500           (264,500)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                        488,200            752,700
                                                                                  ----------------------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                            $ 692,700          $ 488,200
                                                                                  ============================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    AND NONCASH FINANCING ACTIVITIES:
        Cash paid during the year for interest                                    $   3,300          $   4,700
                                                                                  ============================

    During the year ended June 30, 1998, the Company issued 1,500,000 shares of common stock in exchange for 11,000,000 outstanding warrants (see Note 12).


Read independent auditors' report.  The accompanying
notes are an integral part of the financial statements.                        5

                            Innova Pure Water, Inc.

                         Notes to Financial Statements

                       Years Ended June 30, 1999 and 1998



1.       NATURE OF OPERATIONS

Innova Pure Water, Inc. was incorporated in Florida in 1985 for the purpose of developing, manufacturing, and marketing proprietary, state-of-the-art, effective and economical in-the-house and portable water purification products. The corporate headquarters is located in Clearwater, Florida. Sales are to both wholesale and retail markets throughout the United States, principally on credit and primarily through strategic alliances, two of which are billion dollar companies. Sales are also made to distributors in several foreign countries. Significant revenues are also generated by direct television marketing.

For the years ended June 30, 1999 and 1998, sales to two customers amounted to approximately 89 and 69 percent of net sales, respectively. Accounts receivable from these customers amounted to approximately $50,600 at June 30, 1999. Included in the above amounts for the years ended June 30, 1999 and 1998 are sales to related stockholders of approximately $329,000 and $840,700, respectively.

For the years ended June 30, 1999 and 1998, sales to foreign customers amounted to approximately seven and eight percent of net sales to unaffiliated customers, respectively. These sales were made to customers in various locations as follows:

                                                 1999          1998
                                              -----------------------
         Brazil                               $   1,000
         Japan                                   72,800     $ 102,100
         New Zealand                             31,000        41,600
         England                                  7,800        28,300
         Other                                   40,690        15,600
                                              ---------     ---------
                                              $ 153,290     $ 187,600
                                              =========     =========

On July 21, 1997, the Company entered into a strategic alliance which includes manufacturing, developing, marketing, and distributing provisions with Rubbermaid Incorporated(R) ("Rubbermaid"). This agreement grants Rubbermaid certain rights to the products and technology of the Company as well as to market and distribute certain products throughout the United States and specific other countries during the term of the agreement. The Company also granted Rubbermaid the non-exclusive right to market and distribute certain products throughout the rest of the world with the exception of specific products and/or markets reserved under pre-existing agreements under other strategic alliances. In addition to the product price, the agreement calls for a limited price adjustment of $.10 per unit for the first 10 million units of products purchased by Rubbermaid. During the year ended June 30, 1999, Rubbermaid and the Company agreed that the


Read independent auditors' report.                                             6

                            Innova Pure Water, Inc.

                         Notes to Financial Statements

                       Years Ended June 30, 1999 and 1998



1.       NATURE OF OPERATIONS (CONTINUED)

Company is entitled to a minimum of $500,000 less any limited price adjustments already paid. Included in net sales for the years ended June 30, 1999 and 1998 are approximately $144,000 and $100,000, respectively, of revenues relating to this limited price adjustment. In addition, included in other income for the year ended June 30, 1999 is $256,000 for the remaining balance of the agreed upon payment. As of June 30, 1999, Rubbermaid had informally waived the exclusive terms of this agreement.

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

         Cash and cash equivalents consist of checking and operating accounts. The cash deposits are with a single financial institution and are in excess of the Federal Deposit Insurance Corporation's insurance coverage limit of $100,000 at June 30, 1999.

         Inventory is stated at the lower of cost, determined by the first-in, first-out method, or market.

         Property and equipment are recorded at cost. Depreciation is calculated by the straight-line method over the estimated useful lives of the assets, ranging generally from three to ten years. Additions to and major improvements of property and equipment are capitalized. Repair and maintenance expenditures are charged to expense as incurred. As property or equipment is sold or retired, the applicable cost and accumulated depreciation are eliminated from the accounts and any gain or loss is recorded. Depreciation expense amounted to approximately $107,900 and $93,000 for the years ended June 30, 1999 and 1998, respectively.


Read independent auditors' report.                                             7

                            Innova Pure Water, Inc.

                         Notes to Financial Statements

                       Years Ended June 30, 1999 and 1998



2.       SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

         Financial Accounting Standards Board Statement 123 (FASB 123), "Accounting for Stock-Based Compensation," provides that expense equal to the fair value of all stock-based awards on the date of the grant be recognized over the vesting period. Alternatively, this statement allows entities to continue to apply the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," whereby compensation expense is recorded on the date the options are granted equal to the excess of the market price of the underlying stock over the exercise price. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide pro forma disclosure of the provisions of FASB 123. Under APB Opinion No. 25, the Company recorded approximately $31,200 of compensation expense for the year ended June 30, 1999. No compensation expense under APB Opinion No. 25 was recognized by the Company for the year ended June 30, 1998.

         The Company records shares of common stock as outstanding at the time the Company becomes contractually obligated to issue shares.


Read independent auditors' report.                                             8

                            Innova Pure Water, Inc.

                         Notes to Financial Statements

                       Years Ended June 30, 1999 and 1998



3.        INVENTORIES

Inventories consist of:

        Raw materials                                                            $  83,100
        Finished goods                                                              36,500
        Work in process                                                              5,300
                                                                                 ---------
                                                                                 $ 124,900
                                                                                 =========


4.       PROPERTY AND EQUIPMENT

Property and equipment consist of:

        Tooling                                                                  $ 309,700
        Machinery and equipment                                                    285,100
        Vehicles                                                                    32,900
        Equipment under capital lease                                               18,100
                                                                                 ---------
                                                                                   645,800
        Less:
           Accumulated depreciation                                                473,000
           Accumulated depreciation on equipment under capital lease                 4,200
                                                                                 ---------
                                                                                 $ 168,600
                                                                                 =========


5.       RELATED PARTY TRANSACTIONS AND COMMITMENTS

The Company entered into an employment agreement with its President and Chief Executive Officer effective June 30, 1997, which provides for her employment for a five-year term ending June 29, 2002. Under the agreement, she is to receive a base salary of $150,000 per year, as well as a bonus of two percent of net sales of the Company, adjusted by the annual gross margin achieved. For the years ended June 30, 1999 and 1998, commissions earned under the agreement amounted to approximately $26,400 and $61,600 and are included in accrued expenses in the accompanying financial statements. The agreement contains a restrictive covenant not to compete for the term of the agreement and for five years following termination of service without cause. The agreement provides for severance payments equal to 200 percent of the annual base compensation due under the agreement in the event there is a "change of control" of the Company, as defined therein, and she is subsequently terminated without cause.


Read independent auditors' report.                                             9

                            Innova Pure Water, Inc.

                         Notes to Financial Statements

                       Years Ended June 30, 1999 and 1998



5.       RELATED PARTY TRANSACTIONS AND COMMITMENTS (CONTINUED)

The Company has been assigned the rights to certain patents owned by the majority stockholder of the Company who is also the Chairman of the Board of Directors of the Company. The cost of maintaining these and other patents are included in other assets and amounts to $222,200. The cost is being amortized on a straight-line basis over a five-year period.

Effective June 30, 1997, the Company entered into an agreement with the Chairman of the Board of Directors expiring on December 31, 2002. This agreement obligates the Company to pay him, in return for the assignment of his patent rights, a minimum of $100,000 of royalties per year, with a cap of $300,000 per year. The royalty payments will be calculated based on five percent of sales of products that incorporate these assigned patents. Upon his termination, a three percent royalty shall be paid over the residual life of his patents. In connection with the assignment, the Company paid $122,100 and $152,900 to the Chairman for the years ended June 30, 1999 and 1998, respectively.

The above employment agreements and assignment of rights to patents and royalty payments are not necessarily indicative of the agreements that would have been entered into by independent parties.


6.       LONG-TERM DEBT

Long-term debt consists of:

         Note payable; 7.25% interest; monthly payments
           of principal and interest of $652 through
           April 30, 2002; collateralized by a vehicle                                          $   20,000
         Less amounts currently due                                                                  6,600
                                                                                                ----------
                                                                                                $   13,400
                                                                                                ==========

The following is a schedule by year of the principal payments required under this note as of June 30, 1999:

         2000                                                                                   $    6,600
         2001                                                                                        7,100
         2002                                                                                        6,300
                                                                                                ----------
                                                                                                $   20,000
                                                                                                ==========


Read independent auditors' report.                                            10

                            Innova Pure Water, Inc.

                         Notes to Financial Statements

                       Years Ended June 30, 1999 and 1998



7.       CAPITAL LEASE

The Company has capitalized a rental obligation under a lease of equipment. The obligation, which matures in 2002, represents the total present value of future rental payments discounted at the interest rate implicit in the lease. Future minimum lease payments under the capital lease are as follows:

         Year Ending
          June 30,
         -----------
            2000                                                                                 $   4,700
            2001                                                                                     4,700
            2002                                                                                     2,300
                                                                                                 ---------
         Total minimum lease payments                                                               11,700
         Less:
           Amount representing interest                                                              1,600
           Amount currently due                                                                      3,700
                                                                                                 ---------
         Present value of net minimum lease payments                                             $   6,400
                                                                                                 =========


8.       LEASE COMMITMENTS

The Company rents its operating facilities under a noncancelable operating lease expiring in March 2003.

The following is a schedule by year of future minimum rental payments required under this lease as of June 30, 1999:

         Year Ending
           June 30,
            2000                                $   124,900
            2001                                    129,800
            2002                                    134,900
            2003                                    104,200
                                                -----------
                                                $   493,800
                                                ===========

Rent expense amounted to approximately $120,200 and $99,000 for the years ended June 30, 1999 and 1998, respectively.


Read independent auditors' report.                                            11

                            Innova Pure Water, Inc.

                         Notes to Financial Statements

                       Years Ended June 30, 1999 and 1998



9.       INCOME TAXES

Other than the three most recent reporting years, the Company has incurred operating losses since its inception that have been carried forward and, therefore, no tax liabilities have been incurred for the years presented. These operating losses and timing differences due to the excess of amortization for financial reporting purposes over the amount for tax purposes give rise to a deferred tax asset and are as follows:

                                                                              1999                1998
                                                                         ---------------------------------
         Deferred tax asset                                              $   2,409,500       $   2,480,000
         Allowance                                                          (2,409,500)         (2,480,000)
                                                                         ---------------------------------
                                                                         $           0       $           0
                                                                         =================================

The Company has available at June 30, 1999 approximately $6,024,000 of unused operating loss carryforwards that may be applied against future taxable income which would reduce taxes payable by approximately $2.4 million in the future. These operating loss carryforwards expire beginning in 2001. Income tax benefits resulting from the utilization of these carryforwards will be recognized in the year in which they are realized for federal and state tax purposes. For the years ended June 30, 1999 and 1998, the Company utilized approximately $148,500 and $108,000 of these loss carryforwards, respectively.


10.      EARNINGS PER SHARE

The following data shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock:

                                                                                1999               1998
                                                                           -------------------------------
         Net income                                                        $     161,300       $   124,600
                                                                           ===============================

         Weighted average number of common
            shares used in basic EPS                                          10,067,847         9,499,374
         Effect of dilutive stock options and warrants                           143,692           434,040
                                                                           -------------------------------
         Weighted average number of common shares
            and dilutive potential common stock used
            in diluted EPS                                                    10,211,539         9,933,414
                                                                           ===============================


Read independent auditors' report.                                            12

                            Innova Pure Water, Inc.

                         Notes to Financial Statements

                       Years Ended June 30, 1999 and 1998



11.      PREFERRED STOCK

Effective October 24, 1996, the Board of Directors authorized 2,000,000 shares of preferred stock with a par value of $.001 per share. The Board of Directors is authorized to issue the preferred stock in series and to fix, in the manner and to the full extent provided and permitted by law, the rights, preferences, and limitations of each series of preferred stock. At June 30, 1999, no shares of preferred stock were issued or outstanding.


12.      STOCK OPTIONS AND WARRANTS

On October 31, 1996, the Company reached an agreement with Innova Holdings, LLC, a company owned by the Cayre family who also owns the Good Times family of companies. Good Times has agreed to provide the Company with certain sales and marketing assistance to sell via direct television, including certain Richard Simmons promotions. In connection with this agreement, the Company was paid $500,000 for warrants for the right to purchase 11,000,000 shares of common stock. The warrants, which were non-dilutive, had the following exercise prices and expiration dates:

        3,300,000 shares at an exercise price of $.40 per share expiring one year from date of grant;
        3,300,000 shares at an exercise price of $.75 per share expiring two years from date of grant; and
        4,400,000 shares at an exercise price of $1.00 per share expiring three years from date of grant.

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

On April 22, 1999, the Company adopted a "1999 Stock Option Plan." Under the plan, options to issue up to 1,000,000 shares of the Company's common stock may be granted. The option price shall not be less than the greater of $.50 per share or 100 percent of the fair market value of the underlying common stock on the date of grant. As of June 30, 1999, 103,000 options had been granted under the plan with various terms and expiration dates.


Read independent auditors' report.                                            13

                            Innova Pure Water, Inc.

                         Notes to Financial Statements

                       Years Ended June 30, 1999 and 1998



12.      STOCK OPTIONS AND WARRANTS (CONTINUED)

During the year ended June 30, 1997, the Company reserved 750,000 common shares for issuance under the Company's 1996 incentive stock plan. During the year ended June 30, 1998, 715,000 stock options, net of forfeitures, were granted under this plan at an exercise price of $.50 per share. The options vest over a three-year period beginning July 1, 1998 and expire on June 30, 2001. During the year ended June 30, 1999, 12,600 stock options were exercised under this plan and 95,900 stock options were forfeited due to termination of employment.

Additionally, the Company has an incentive stock option plan for key employees and advisory members. The plan allows stock options to be granted to officers, employees, directors, and members of the technical and marketing advisory boards of the Company. As of June 30, 1999, all options under this plan had expired.

In addition to the above stock option plans, the Company grants options to various individuals to purchase the Company's common stock at the discretion of the Board of Directors. During the year ended June 30, 1999, the Company granted 120,000 stock options to certain individuals. These options are exercisable at $.50 per share and may be exercised at any time through April 2001.

The following is a summary of stock option activity during 1999 and 1998:


                                                   Directors, Technical
                                                   Advisory Board, and
                              Employee Incentive    Marketing Advisory         1996 and 1999
                             Stock Option Plan    Board Stock Option Plan    Stock Option Plans             Other
                            --------------------  -----------------------   --------------------    ---------------------
                                        Weighted                Weighted                Weighted                 Weighted
                                         Average                 Average                 Average                  Average
                             Number     Exercise     Number     Exercise     Number     Exercise     Number      Exercise
                            of Shares    Price      of Shares     Price     of Shares    Price      of Shares      Price
                            ---------------------------------------------------------------------------------------------
Options granted and
    outstanding,
    June 30, 1997             62,500     $ .50       122,500     $ .50
Options granted during
    the year                                                                 775,000    $ .50
Options expired during
    the year                 (34,000)     (.50)       (4,000)     (.50)
Options forfeited during
    the year                                                                 (60,000)    (.50)
Options exercised during
    the year (at a price of
    $.50 per share)          (28,500)     (.50)      (10,000)     (.50)
                              ---------------------------------------------------------------
Options granted and
    outstanding,
    June 30, 1998                  0       .00       108,500       .50       715,000      .50


Read independent auditors' report.                                            14

                            Innova Pure Water, Inc.

                         Notes to Financial Statements

                       Years Ended June 30, 1999 and 1998



12.      STOCK OPTIONS AND WARRANTS (CONTINUED)

                                                   Directors, Technical
                                                   Advisory Board, and
                             Employee Incentive    Marketing Advisory         1996 and 1999
                             Stock Option Plan    Board Stock Option Plan    Stock Option Plans             Other
                            --------------------  -----------------------   --------------------    ---------------------
                                        Weighted                Weighted                Weighted                 Weighted
                                         Average                 Average                 Average                  Average
                             Number     Exercise     Number     Exercise     Number     Exercise     Number      Exercise
                            of Shares    Price      of Shares     Price     of Shares    Price      of Shares      Price
                            ---------------------------------------------------------------------------------------------
Options granted during
    the year                                                                 103,000       .50        120,000      $ .50
Options expired during
    the year                                        (108,500)     (.50)
Options forfeited during
    the year                                                                 (95,900)     (.50)
Options exercised during
    the year (at a price of
    $.50 per share)                                                          (12,600)     (.50)
                            --------------------------------------------------------------------------------------------
Options granted and
    outstanding,
    June 30, 1999                 0       $ .00            0     $ .00       709,500     $ .50        120,000      $ .50
                            ============================================================================================

The following table summarizes the status of options outstanding at June 30, 1999:

                                               Outstanding Options                 Exercisable Options
                                      -------------------------------------     -------------------------
                                                                 Weighted                      Weighted
                                                                  Average                       Average
                                                                 Remaining                     Remaining
                                      Exercise                  Contractual                   Contractual
                                       Price          Number        Life            Number       Live
                                      -------------------------------------------------------------------
         1996 and 1999 Stock
            Option Plans               $ .50          709,500    3.09 years        303,166     4.56 years
         Other                         $ .50          120,000    2.75 years        120,000     2.75 years
                                                      -------                      -------
                                                      829,500                      423,166
                                                      =======                      =======

In addition to the above, the Company has outstanding at June 30, 1999 warrants to purchase 250,000 shares of the Company's common stock at a price of $.50 per share. The warrants are exercisable at any time through August 15, 2001, at which time the warrants expire. At June 30, 1999, 250,000 shares of the Company's common stock have been reserved for issuance under these warrants.


Read independent auditors' report.                                            15

                            Innova Pure Water, Inc.

                         Notes to Financial Statements

                       Years Ended June 30, 1999 and 1998



12.      STOCK OPTIONS AND WARRANTS (CONTINUED)

FASB 123 requires disclosure of pro forma net income as if the fair value based method had been applied in measuring compensation costs for common stock options and warrants granted. Pro forma net income (loss) and net income (loss) per common share are as follows for the years ended June 30, 1999 and 1998:

                                                                           1999                1998
                                                                         ----------------------------
         As reported:
           Net income                                                    $161,300            $124,600
                                                                         ============================
           Basic earnings per common share                               $    .02            $    .01
                                                                         ============================
           Diluted earnings per common share                             $    .02            $    .01
                                                                         ============================

         Pro forma:
           Net income (loss)                                             $ 43,600            $(50,400)
                                                                         ============================
           Basic income (loss) per common share                          $    .00            $   (.01)
                                                                         ============================
           Diluted income (loss) per common share                        $    .00            $   (.01)
                                                                         ============================

The weighted average fair value of the options and warrants at their grant date during 1999 and 1998 was $.17 and $.71, respectively. The estimated fair value of each option and warrant granted is calculated using the Black-Scholes option-pricing model. The following summarizes the weighted average of the assumptions used in the model:

                                                                                   1999           1998
                                                                                  --------------------
         Risk-free interest rate                                                   5.44%          5.78%
         Expected years until exercise                                              5.0            4.0
         Expected dividend yield                                                      0              0
         Estimated fair market value of underlying stock                          $ .21          $ .79


Read independent auditors' report.                                            16