Form 10QSB
period 1999-09-30
INNOVA PURE WATER INC /FL/
filed 1999-11-12
CIK 791994

===============================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

                                  FORM 10-QSB

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the three months ended September 30, 1999

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the transition period from __________, 19__, to __________, 19__.

                         Commission File Number 0-29746

                            INNOVA PURE WATER, INC.
                            -----------------------
               (Exact Name of Registrant as Specified in Charter)


                  Florida                               59-2567034
                  -------                               ----------
     (State or Other Jurisdiction of                (I.R.S. Employer
      Incorporation or Organization)             Identification Number)


             13130 56th Court, Suite 604, Clearwater, Florida 33760
             ------------------------------------------------------
                    (Address of Principal Executive Offices)


                                 (727) 572-1000
                                 --------------
              (Registrant's Telephone Number, Including Area Code)




Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                              [X] YES    [ ] NO

There were 10,078,401 shares of the Registrant's $.0001 par value common stock outstanding as of September 30, 1999.

Transitional Small Business Format (check one)   Yes [ ]    NO [X]


===============================================================================

                            INNOVA PURE WATER, INC.




                                   CONTENTS

Part I - Financial Information

    Item 1. Financial Statements

    Item 2. Management's Discussion & Analysis of Financial
            Condition and Results of Operations

Part II - Other Information

    Item 1. Legal Proceedings

    Item 2. Changes in Securities

    Item 3. Defaults Upon Senior Securities

    Item 4. Submission of Matters to a Vote of Security Holders

    Item 5. Other Matters

    Item 6. Exhibits and Reports on Form 8-K

Signatures

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                            INNOVA PURE WATER, INC.

                             FINANCIAL STATEMENTS

                     Three Months Ended September 30, 1999
                              and 1998 (Unaudited)


                                   CONTENTS

Financial Statements:

  Balance Sheet for September 30, 1999 (unaudited)...................... 1
  Statements of Operations for the Three Months Ended
    September 30, 1999 and 1998 (unaudited)............................. 2
  Statement of Changes in Stockholders' Equity for the
    Three Months Ended September 30, 1999 (unaudited)................... 3
  Statements of Cash Flows for the Three Months Ended
    September 30, 1999 and 1998 (unaudited)............................. 4
  Note to Financial Statements.......................................... 5

                            INNOVA PURE WATER, INC.

                                 BALANCE SHEET

                               September 30, 1999
                                  (Unaudited)


ASSETS
Current
assets:
    Cash and cash equivalents                                          $   752,000
    Accounts receivable, trade, net of allowance for
      doubtful accounts of $8,800                                            5,400
    Other receivables, including related party of $94,600                  133,000
    Inventories                                                            104,200
    Other current assets                                                    16,000
                                                                       -----------
Total current assets                                                     1,010,600

Property and equipment, net                                                152,500

Other assets                                                               239,300
                                                                       -----------
                                                                       $ 1,402,400
                                                                       ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable, trade                                            $    50,000
    Accrued expenses                                                         5,500
    Current portion of obligation under capital lease                        3,800
    Current portion of long-term debt                                        6,700
                                                                       -----------
Total current liabilities                                                   66,000
                                                                       -----------

Long-term liabilities:
    Obligation under capital lease, net of current portion                   5,500
    Long-term debt, net of current portion                                  11,700
                                                                       -----------
Total long-term liabilities                                                 17,200
                                                                       -----------

Stockholders' equity:
   Preferred stock; $.001 par value; 2,000,000 shares
      authorized; 0 shares issued and outstanding
   Common stock; $.0001 par value; 50,000,000 shares
      authorized; 10,078,401 shares issued; and
      10,068,401 shares outstanding                                          1,000
    Capital in excess of par value                                       8,029,800
    Accumulated deficit                                                 (6,709,700)
    Less treasury stock, at cost, 10,000 shares                             (1,900)
                                                                       -----------
Total shareholders' equity                                               1,319,200
                                                                       -----------
                                                                       $ 1,402,400
                                                                       ===========


The accompanying notes are an integral part of the financial statements.

                            INNOVA PURE WATER, INC.

                           STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                               Three Months Ended
                                                  September 30,
                                           --------------------------
                                              1999             1998
                                           -----------      ---------

Net sales, related parties                                 $  232,800

Net sales, other                           $    88,900      1,272,000
                                           -----------      ---------
                                                88,900      1,504,800

Cost of sales                                   68,000        753,500
                                           -----------      ---------

Gross profit                                    20,900        751,300
                                           -----------      ---------
Operating expenses:
    Selling expenses                            23,500         58,600
    General and administrative expenses        268,500        431,800
    Research and product development            50,800         31,600
                                           -----------      ---------
                                               342,800        522,000
                                           -----------      ---------
Net (loss) income from operations             (321,900)       229,300
                                           -----------      ---------

Other (income) expenses:
    Interest, net                               (5,000)        (9,100)
    Other                                       (6,100)
                                           -----------      ---------
                                               (11,100)        (9,100)
                                           -----------      ---------
Net (loss) income                          $  (310,800)     $ 238,400
                                           ===========      =========

(Loss) earnings per common share           $      (.03)     $     .02
                                           ===========      =========

(Loss) earnings per common share,
  assuming dilution                        $      (.03)     $     .02
                                           ===========      =========



The accompanying notes are an integral part of the financial statements.

                            INNOVA PURE WATER, INC.

                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                     Three Months Ended September 30, 1999
                                  (Unaudited)


                                                       Common Stock            Capital In
                                                 -----------------------        Excess Of         Accumulated       Treasury
                                                   Shares         Amount        Par Value           Deficit          Stock
                                                 ----------       ------        ----------        -----------       --------
Balance, June 30, 1999                           10,078,401       $1,000        $8,019,400        $(6,398,900)

Acquisition of treasury stock, 10,000 shares                                                                         $1,900

Compensation for stock options issued                                               10,400

Net loss                                                                                             (310,800)
                                                 ----------       ------        ----------        -----------        ------

Balance, September 30, 1999                      10,078,401       $1,000        $8,029,800        $(6,709,700)       $1,900
                                                 ==========       ======        ==========        ===========        ======


The accompanying notes are an integral part of the financial statements.

                            INNOVA PURE WATER, INC.

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                           Three Months Ended
                                                                              September 30,
                                                                        ---------------------------
                                                                           1999            1998
                                                                        ---------       -----------

OPERATING ACTIVITIES
    Net (loss) income                                                   $(310,800)      $   238,400
                                                                        ---------       -----------
    Adjustments to reconcile net (loss) income to net cash and cash equivalents provided by operating activities:
        Depreciation and amortization                                      41,000            47,700
        Compensation stock and stock options issued for services           10,400             4,900
        Decrease (increase) in:
          Accounts and other receivables                                  385,600           615,700
          Inventories                                                      20,700             2,500
          Other assets                                                                       (8,300)
        (Decrease) increase in accounts payable and
           accrued expenses                                               (38,000)           73,500
                                                                        ---------       -----------
    Total adjustments                                                     419,700           736,000
                                                                        ---------       -----------
    Net cash and cash equivalents provided by operating activities        108,900           974,400
                                                                        ---------       -----------

INVESTING ACTIVITIES
    Acquisition of equipment                                               (7,900)          (39,200)
    Acquisition of patents                                                (27,000)          (31,900)
    Advances to related parties                                           (10,400)         (164,600)
                                                                        ---------       -----------
    Net cash and cash equivalents used by investing activities            (45,300)         (235,700)
                                                                        ---------       -----------

FINANCING ACTIVITIES
    Payments on long-term debt                                             (1,600)           (1,400)
    Payments on capital lease obligations                                    (800)           (1,900)
    Acquisition of treasury stock                                          (1,900)
                                                                        ---------       -----------
    Net cash and cash equivalents used by
      financing activities                                                 (4,300)           (3,300)
                                                                        ---------       -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                  59,300           735,400

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            692,700           488,200
                                                                        ---------       -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                $ 752,000       $ 1,223,600
                                                                        =========       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    AND NONCASH FINANCING ACTIVITIES:
      Cash paid during the year for interest                            $     600       $     1,100
                                                                        =========       ===========


The accompanying notes are an integral part of the financial statements.

                            INNOVA PURE WATER, INC.

                         NOTE TO FINANCIAL STATEMENTS

          Three Months Ended September 30, 1999 and 1998 (Unaudited)

1.     FINANCIAL STATEMENTS

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three-month periods ended September 30, 1999 and 1998, (b) the financial position at September 30, 1999, and (c) cash flows for the three-month periods ended September 30, 1999 and 1998, have been made.

The unaudited financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended June 30, 1999. The results of operations for the three-month period ended September 30, 1999 are not necessarily indicative of those to be expected for the entire year.

PART I - FINANCIAL INFORMATION

ITEM 2.  MANAGEMENT'S DISCUSSION & ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATION

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

INCOME STATEMENT DATA

                                                       Three Months
                                                    Ended September 30,
                                              -----------------------------
                                                  1999              1998
                                              -----------       -----------

Total revenue                                 $    88,900       $ 1,504,800
                                              ===========       ===========
Net (loss) income                             $  (310,800)      $   238,400
                                              ===========       ===========
(Loss) earnings per common share - basic      $      (.03)      $       .02
                                              ===========       ===========
Shares used in per share computation           10,068,401        10,059,436
                                              ===========       ===========
(Loss) earnings per common share -
  assuming dilution                           $      (.03)      $       .02
                                              ===========       ===========
Shares used in diluted computation             10,068,401        10,059,436
                                              ===========       ===========


BALANCE SHEET DATA


                                                 September 30,
                                                     1999
                                                 -------------

          Total assets                            $1,402,400
                                                  ==========
          Working capital                         $  944,600
                                                  ==========
          Long-term debt                          $   17,200
                                                  ==========
          Stockholders' equity                    $1,319,200
                                                  ==========



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

RESULTS OF OPERATIONS

Net Sales

Net sales for the three-month period ended September 30, 1999 were $88,900, a decrease of 94 percent from the $1,504,800 of net sales for the comparable period in 1998. This decrease is attributable to the decision by Newell, after the acquisition of Rubbermaid, to alter priorities away from water filtration and other new programs to concentrate on Rubbermaid's historic core business.

Cost of Sales

For the three months ended September 30, 1999, the cost of sales decreased to $68,000 from the $753,500 of costs for the three months ended September 30, 1998. This decrease is mainly due to the reduction of sales indicated above.

Gross profit margin decreased 52 percent for the three months ended September 30, 1999, to a gross profit margin of 24 percent from an overall gross profit margin of 50 percent for the three months ended September 30, 1998. This is principally attributable to the lower sales volume that had to absorb the same fixed costs of manufacturing.

Operating Expense

Operating expenses for the three months ended September 30, 1999 were $342,800 as compared to $522,000 for the similar period last year. This 34 percent reduction of operating expenses is principally attributable to cutbacks in personnel whose function had become under utilized or less critical to the operation of the Company.

Other Income

For the three months ended September 30, 1999, net interest income amounted to $5,000 as compared to net interest income of $9,100 for the three months ended September 30, 1998. This decrease is due to the decrease in cash invested in interest bearing securities or accounts with a major national bank.

Other income for the three months ended September 30, 1999 of $6,100 was due to a distribution from a trust fund administered by a law firm that represents the Company.

Income Taxes

Due to the Company's history of operating losses, management has established a valuation allowance in the full amount of the deferred tax assets arising from these losses because management believes it is more likely than not that the Company will not generate sufficient taxable income within the appropriate period to offset these operating loss carryforwards.

Net Income

Net loss for the three months ended September 30, 1999 amounted to $310,800 as compared to net income of $238,400 for the three months ended September 30, 1998. This decrease in income is principally attributable to the reduction of sales as indicated above.

Earnings Per Share

For the three months ended September 30, 1999, basic and diluted loss per share amounted to $(.03). For the comparable period in 1998, basic and diluted earnings per share amounted to $.02. The decrease in earnings per share is due principally to a decrease in income during the three months ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

For the three months ended September 30, 1999, net cash provided by operating activities amounted to approximately $108,900, a decrease from the net cash provided by operating activities of approximately $974,400 for the comparable period in 1998. The decrease is primarily a result of the reduction of sales as indicated above.

Investment Activities

The Company's investment activities include equipment purchases, patent acquisitions, and net changes in related party advances.

Net cash used by investing activities for the three months ended September 30, 1999 was approximately $45,300, as compared to net cash used by investing activities of approximately $235,700 for the comparable period in 1998. The decrease in cash expended for investing activities is due primarily to fewer receivables to related parties during the period as compared to the same period last year.

Financing Activities

The Company's financing activities include payments on borrowings and capital leases and the acquisition of treasury stock.

Net cash of approximately $4,300 was used by financing activities for the three months ended September 30, 1999, as compared to net cash provided by financing activities of approximately $3,300 for the three months ended September 30, 1998. The slight increase in cash used for financing activities results from the acquisition of treasury stock.

CAPITAL RESOURCES

At September 30, 1999, the Company does not have any material commitments for capital expenditures other than for those expenditures incurred in the ordinary course of business.

The Company believes that its current operations and cash balances will be sufficient to satisfy capital its currently anticipated cash requirements for the next 12 months. However, additional capital could be required in excess of the Company's liquidity, requiring it to raise additional capital through an equity offering, secured or unsecured debt financing. The availability of additional capital resources will depend on prevailing market conditions, interest rates, and the existing financial position and results of operations of the Company.

PART 11 - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company was the plaintiff in a patent infringement and unfair competition lawsuit entitled Innova/Pure Water, Inc. v. Aladdin Sales & Marketing, Inc., Filtex USA, Ltd., ACT Marketing, Inc., ACT Marketing, Ltd., Advanced Consumer Technologies, Inc., and Robert Luzenberg, Case No. 97-924-Civ-T-25D (M.D. Fla.) filed by the Company on April 18, 1997. The Company claimed patent infringement for one patent and false advertising on the part of the Defendants. Prior to trial, the Company resolved the false advertising claims on terms deemed favorable to the Company by management. A subsequent judgment was handed down by the Federal Circuit Court on August 10, 1999, ruling that the Aladdin and Filtex products infringed the Company's U.S. Patent 5,609,759 and was enforceable. Damage payments were negotiated and paid to the satisfaction of the Company.

The Company is currently the plaintiff in a second patent infringement lawsuit entitled Innova/Pure Water, Inc., Plaintiff v. Safari Water Filtration Systems, Inc. d/b/a Safari Outdoor Products, Defendant; Case No. 99-1781-Civ-T-23F filed by the Company on August 4, 1999. The case was filed with the U.S. District Court, Middle District of Florida, Tampa Division. The Company has claimed patent infringement of U.S. Patent 5,609,759 on the part of the Defendants.

ITEM 2. CHANGES IN SECURITIES

During the three-month period ended September 30, 1999, there was no modification of any instruments defining the rights of holders of the Company's common stock and no limitation or qualification of the rights evidenced by the Company's common stock as a result of the issuance of any other class of securities or the modification thereof.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

During the three-month period ended September 30, 1999, the Company was not in default on any of its indebtedness.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the three-month period ended September 30, 1999, the Company did not submit any matters to a vote of its security holders.

ITEM 5. OTHER MATTERS

The Company does not have any material information to report with respect to the three-month period ended September 30, 1999.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits included herewith are:
        (27) Financial Data Schedule

(b) Reports on Form 8-K - None

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:



                                         INNOVA PURE WATER, INC.



Dated: November 12, 1999                 By: /s/ Rose C. Smith
                                         --------------------------------------
                                             Rose C. Smith
                                             President, Chief Executive Officer
                                             Director



Dated: November 12, 1999                 By: /s/ John E. Nohren, Jr.
                                         --------------------------------------
                                             John E. Nohren, Jr.
                                             Chairman of the Board of Directors
                                             Chief Financial Officer



Dated: November 12, 1999                 By: /s/ Robert Connell
                                         --------------------------------------
                                             Robert Connell
                                             Principal Accounting Officer