Form 10QSB
period 1999-12-31
INNOVA PURE WATER INC /FL/
filed 2000-02-11
CIK 791994

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

                                  FORM 10-QSB

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.
                For the quarterly period ended December 31, 1999

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.
     For the transition period from __________, 19__, to __________, 19__.

                         Commission File Number 0-29746

                            INNOVA PURE WATER, INC.
               --------------------------------------------------
               (Exact Name of Registrant as Specified in Charter)

            Florida                                     59-2567034
-------------------------------          ---------------------------------------
(State or Other Jurisdiction of          (I.R.S. Employer Identification Number)
Incorporation or Organization)

             13130 56th Court, Suite 604, Clearwater, Florida 33760
             ------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (727) 572-1000
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                           [X] YES           [ ] NO

There were 10,043,401 shares of the Registrant's $.0001 par value common stock outstanding as of December 31, 1999.

Transitional Small Business Format (check one) Yes [ ]    NO [X]

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

    Item 3. Defaults Upon Senior Securities

    Item 4. Submission of Matters to a Vote of Security Holders

    Item 5. Other Matters

    Item 6. Exhibits and Reports on Form 8-K

Signatures

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS




                            Innova Pure Water, Inc.

                             Financial Statements

                      Six Months Ended December 31, 1999
                             and 1998 (Unaudited)








                                    CONTENTS


Financial Statements:


    Balance Sheet for December 31, 1999 (unaudited)...............................................................1
    Statements of Operations for the Three and Six Months
        Ended December 31, 1999 and 1998 (unaudited)..............................................................2
    Statement of Changes in Stockholders' Equity for the
        Six Months Ended December 31, 1999 (unaudited)............................................................3
    Statements of Cash Flows for the Six Months Ended
        December 31, 1999 and 1998 (unaudited)....................................................................4
    Notes to Financial Statements...............................................................................5-6

                            Innova Pure Water, Inc.

                                 Balance Sheet

                               December 31, 1999
                                  (Unaudited)


ASSETS
Current assets:
    Cash and cash equivalents                                                           $   429,800
    Accounts receivable, trade, net of allowance for
        doubtful accounts of $8,800                                                          17,100
    Other receivables, including related party of $121,300                                  164,400
    Inventories                                                                              91,500
    Other current assets                                                                     16,000
                                                                                        -----------
Total current assets                                                                        718,800

Property and equipment, net                                                                 130,700

Other assets                                                                                230,800
                                                                                        -----------

                                                                                        $ 1,080,300
                                                                                        ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable, trade                                                             $    27,400
    Accrued expenses                                                                          5,900
    Current portion of obligation under capital lease                                         4,000
    Current portion of long-term debt                                                         6,800
                                                                                        -----------
Total current liabilities                                                                    44,100
                                                                                        -----------
Long-term liabilities:
    Obligation under capital lease, net of current portion                                    4,400
    Long-term debt, net of current portion                                                    9,900
                                                                                        -----------
Total long-term liabilities                                                                  14,300
                                                                                        -----------
Stockholders' equity:
    Preferred stock; $.001 par value; 2,000,000 shares
        authorized; 0 shares issued and outstanding
    Common stock; $.0001 par value; 50,000,000 shares
        authorized; 10,078,401 shares issued; and
        10,043,401 shares outstanding                                                         1,000
    Capital in excess of par value                                                        8,040,200
    Accumulated deficit                                                                  (7,012,900)
                                                                                        -----------
                                                                                          1,028,300
    Treasury stock, at cost, 35,000 shares                                                   (6,400)
                                                                                        -----------
Total shareholders' equity                                                                1,021,900
                                                                                        -----------

                                                                                        $ 1,080,300
                                                                                        ===========

The accompanying notes are an integral part of the financial statements.

                            Innova Pure Water, Inc.

                            Statements of Operations
                                  (Unaudited)


                                                       Three Months Ended                  Six Months Ended
                                                           December 31,                       December 31,
                                                 ------------------------------     -------------------------------
                                                      1999             1998              1999             1998
                                                 ------------------------------     -------------------------------
Net sales, related parties                                        $      96,200                      $      329,000

Net sales, other                                 $      46,200          193,500     $     135,100         1,465,500
                                                 ------------------------------     -------------------------------
                                                        46,200          289,700           135,100         1,794,500

Cost of sales                                           41,600          241,700           109,600           995,200
                                                 ------------------------------     -------------------------------

Gross profit                                             4,600           48,000            25,500           799,300
                                                 ------------------------------     -------------------------------

Operating expenses:
    Selling expenses                                    13,800           15,700            37,300            74,300
    General and administrative
        expenses                                       264,500          185,800           533,000           617,600
    Research and product
        development                                     36,000           38,000            86,800            69,600
                                                 ------------------------------     -------------------------------
                                                       314,300          239,500           657,100           761,500
                                                 ------------------------------     -------------------------------

Net (loss) income from operations                     (309,700)        (191,500)         (631,600)           37,800
                                                 ------------------------------     -------------------------------

Other (income) expenses:
    Interest, net                                       (5,200)         (12,700)          (10,200)          (21,800)
    Gain on disposal of assets                                           (7,600)                             (7,600)
    Other                                               (1,300)         (25,000)           (7,400)          (25,000)
                                                 ------------------------------     -------------------------------
                                                        (6,500)         (45,300)          (17,600)          (54,400)
                                                 ------------------------------     -------------------------------

Net (loss) income                                $    (303,200)   $    (146,200)    $    (614,000)   $       92,200
                                                 ==============================     ===============================
(Loss) earnings per common
        share                                            $(.03)           $(.01)            $(.06)             $.01
                                                 ==============================     ===============================
(Loss) earnings per common
        share, assuming dilution                         $(.03)           $(.01)            $(.06)             $.01
                                                 ==============================     ===============================

The accompanying notes are an integral part of the financial statements.

                            Innova Pure Water, Inc.

                  Statement of Changes in Stockholders' Equity

                       Six Months Ended December 31, 1999
                                  (Unaudited)


                                                Common Stock            Capital In
                                          -----------------------       Excess Of        Accumulated      Treasury
                                            Shares         Amount       Par Value           Deficit         Stock
                                          -------------------------------------------------------------------------
Balance, June 30, 1999                    10,078,401       $1,000      $  8,019,400    $  (6,398,900)

Acquisition of treasury stock,
    35,000 shares                                                                                        $  (6,400)

Compensation for stock options
    issued                                                                   20,800

Net loss                                                                                    (614,000)
                                          -------------------------------------------------------------------------

Balance, December 31, 1999                10,078,401       $1,000      $  8,040,200    $  (7,012,900)    $  (6,400)
                                          =========================================================================


The accompanying notes are an integral part of the financial statements.

                            Innova Pure Water, Inc.

                            Statements of Cash Flows
                                  (Unaudited)


                                                                                             Six Months Ended
                                                                                                December 31,
                                                                                       ----------------------------
                                                                                           1999            1998
                                                                                       ----------------------------
OPERATING ACTIVITIES
    Net (loss) income                                                                  $  (614,000)     $    92,200
                                                                                       ----------------------------
    Adjustments to reconcile net (loss) income to net cash and cash equivalents (used) provided by operating activities:
           Depreciation and amortization                                                    80,900           49,100
           Compensation stock and stock options issued for services                         20,800           15,300
           (Increase) decrease in:
               Accounts and other receivables                                              369,200          754,700
               Inventories                                                                  33,400           58,600
               Other assets                                                                                  (2,300)
           Decrease in accounts payable and accrued expenses                               (60,200)        (192,800)
                                                                                       ----------------------------
    Total adjustments                                                                      444,100          682,600
                                                                                       ----------------------------
    Net cash and cash equivalents (used) provided by operating activities                 (169,900)         774,800
                                                                                       ----------------------------
INVESTING ACTIVITIES
    Acquisition of equipment                                                               (10,900)         (40,600)
    Acquisition of patents                                                                 (33,600)         (44,200)
    Advances to related parties                                                            (37,100)         (48,300)
                                                                                       ----------------------------
    Net cash and cash equivalents used by investing activities                             (81,600)        (133,100)
                                                                                       ----------------------------
FINANCING ACTIVITIES
    Payments on long-term debt                                                              (3,300)          (3,000)
    Payments on capital lease obligations                                                   (1,700)          (3,000)
    Proceeds from issuance of common stock                                                                    1,300
    Acquisition of treasury stock                                                           (6,400)          (3,400)
                                                                                       ----------------------------
    Net cash and cash equivalents used by financing activities                             (11,400)          (8,100)
                                                                                       ----------------------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                      (262,900)         633,600

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                             692,700          488,200
                                                                                       ----------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                               $   429,800      $ 1,121,800
                                                                                       ============================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    AND NONCASH FINANCING ACTIVITIES:
        Cash paid during the year for interest                                         $     1,200      $     1,800
                                                                                       ============================

The accompanying notes are an integral part of the financial statements.

                            Innova Pure Water, Inc.

                          Note to Financial Statements

            Six Months Ended December 31, 1999 and 1998 (Unaudited)

1. FINANCIAL STATEMENTS

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the six and three-month periods ended December 31, 1999 and 1998, (b) the financial position at December 31, 1999, and (c) cash flows for the six-month periods ended December 31, 1999 and 1998, have been made.

The unaudited financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended June 30, 1999. The results of operations for the six and three-month periods ended December 31, 1999 are not necessarily indicative of those to be expected for the entire year.

2. CONTINGENCIES

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

                            Innova Pure Water, Inc.

                          Note to Financial Statements

            Six Months Ended December 31, 1999 and 1998 (Unaudited)

3. STOCKHOLDERS' EQUITY

During the six months ended December 31, 1999, the Company acquired 35,000 shares of treasury stock for a total cost of $6,400. Also during the six months ended December 31, 1999, the Company recognized $20,800 of compensation expense for stock options issued in a prior period. No new stock options were granted in the current period.

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

INCOME STATEMENT DATA


                                                  Three Months                        Six Months
                                               Ended December 31,                  Ended December 31,
                                         ------------------------------    -------------------------------
                                                1999            1998             1999              1998
                                         ------------------------------    -------------------------------

        Total revenue                    $     46,200     $     289,700    $     135,100     $   1,794,500
                                         ------------------------------    -------------------------------
        Net (loss) income                $   (303,200)    $    (146,200)   $    (614,000)    $      92,200
                                         ==============================    ===============================
        (Loss) earnings per
           common share -
           basic                                $(.03)            $(.01)           $(.06)             $.01
                                         ==============================    ===============================
        Shares used in per
           share computation               10,055,575        10,074,351       10,064,270        10,072,133
                                         ==============================    ===============================
        (Loss) earnings per
           common share -
           assuming dilution                    $(.03)            $(.01)           $(.06)             $.01
                                         ==============================    ===============================
        Shares used in diluted
           computation                     10,055,575        10,074,351       10,064,270        10,169,488
                                         ==============================    ===============================

BALANCE SHEET DATA


                                                         December 31,
                                                              1999
                                                         -------------

        Total assets                                     $   1,080,300
                                                         =============
        Working capital                                  $     674,700
                                                         =============
        Long-term debt                                   $      14,300
                                                         =============
        Stockholders' equity                             $   1,021,900
                                                         =============

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

The manufacturer of the Company's telephone equipment does not list our particular system as Year 2000 compliant. The flaw concerns the printing out of voicemail reports where the year would be listed as 00 instead of 2000. Since the system should operate fine after January 1, 2000 and the Company does not use this particular reporting function, it is not necessary to replace the telephone system. This was the only potential problem area found in the review of the Company's non-information technology systems. The telephone system has worked normally since January 1, 2000.

As a result of these reviews, the Company feels that we are Year 2000 compliant and that nothing further must be done to our IT and non-IT systems in order to be prepared for the Year 2000 internally.

An assessment of external risks, which are outside the Company's control, was conducted. The Company has identified four major suppliers and two major customers that were contacted and asked to fill out a questionnaire about their Year 2000 capabilities and remediation programs. All but one responded that they were Year 2000 compliant. The Company feels that the one unresponsive supplier could be replaced without any major interruption to the business should the need arise.

A survey of the Company's financial institution and utility companies, by direct correspondence, Internet website, or published statements, found that they are or will be Year 2000 compliant by December 31, 1999 with little risk of service interruption due to untested systems or processes.

The Company's computer systems did not encounter any Year 2000 related problems on January 1, 2000. All internal system clocks have the correct time and date, and no problems have occurred with any of them to date.

Contingencies

The Company determined that it did not need to have increased inventory levels on December 31, 1999 or need to purchase any additional liability insurance due to any litigation that may result from the Year 2000 changeover.

The Company feels that the continued internal risk of a Year 2000 system failure is minimal, but has taken the following steps in order to recover from such a failure:

1.  All records were backed up before the end of business on December 31, 1999.

2. Some essential systems had their internal system clocks turned back two weeks and were maintained in December 1999 "time" until a determination could be made to see if there were any system failures, related to the Year 2000 changeover, on similar systems on January 1, 2000. This could have caused an error in date reporting, but essential services were still performed. There were no Year 2000 problems encountered on January 1, 2000 and all internal system clocks have been returned to the correct time and date. There will be no errors in date reporting.

RESULTS OF OPERATIONS

Net Sales

Net sales for the three-month period ended December 31, 1999 totaled $46,200, a decrease of 84 percent from the $289,700 of net sales for the comparable period in 1998. Net sales for the six-month period ended December 31, 1999 totaled $135,100, a 92 percent decrease over the $1,794,500 of net sales for the comparable period in 1998. This decrease in sales for both the three and six month periods ended December 31, 1999 is attributable to the decision by Newell, after the acquisition of Rubbermaid, to alter priorities away from water filtration and other new programs to concentrate on Rubbermaid's historic core business.

Cost of Sales

For the three months ended December 31, 1999, the cost of sales decreased to $41,600 from the $241,700 of costs for the three months ended December 31, 1998. This decrease is mainly due to the decrease in sales.

Gross profit margin decreased 41 percent for the three months ended December 31, 1999, to a gross profit margin of 10 percent from an overall gross profit margin of 17 percent for the three months ended December 31, 1998. This is principally attributable to the lower sales volume that had to absorb the fixed costs of manufacturing.

For the six months ended December 31, 1999, the costs of sales decreased to $109,600 from the $995,200 of costs for the six months ended December 31, 1998. This decrease is mainly due to the decrease in sales.

Operating Expense

Operating expenses for the three months ended December 31, 1999 were $314,300 as compared to $239,500 for the similar period last year. This 31 percent increase of operating expenses is principally attributable to the allocation of overhead expenses from the manufacturing process to general administrative due to the decrease in the level of manufacturing activity to its production capacity, which is due to the decrease in sales.

Operating expenses for the six months ended December 31, 1999 were $657,100, or 486 percent of net sales. For the comparable period in 1998, operating costs amounted to $761,500, or 42 percent of net sales. The 444 percent increase is due to the decrease in sales.

Other Income

For the three months ended December 31, 1999, net interest income amounted to $5,200 as compared to net interest income of $12,700 for the three months ended December 31, 1998. This decrease is due to the decrease in cash invested in interest bearing securities or accounts with a major national bank.

For the six months ended December 31, 1999, net interest income amounted to $10,200, as compared to net interest income of $21,800 for the six months ended December 31, 1998. Again, this decrease is attributable to the decrease in cash.

Other income for the three and six months ended December 31, 1999 of $1,300 and $7,400, respectively, was due to a distribution from a trust fund administered by a law firm that represents the Company. Other income of $25,000 for the three and six months ended December 31, 1998 was due to a trademark infringement settlement.

Income Taxes

Due to the Company's history of operating losses, management has established a valuation allowance in the full amount of the deferred tax assets arising from these losses because management believes it is more likely than not that the Company will not generate sufficient taxable income within the appropriate period to offset these operating loss carryforwards.

Net Income

Net loss for the three months ended December 31, 1999 amounted to $303,200 as compared to a net loss of $146,200 for the three months ended December 31, 1998. This increase in the net loss is principally attributable to the reduction in sales as indicated above.

Net loss for the six months ended December 31, 1999 amounted to $614,000, as compared to net income of $92,200 for the comparable period in 1998. The decrease in income is primarily a result of the reduction in sales.

Earnings Per Share

For the three months ended December 31, 1999, basic and diluted loss per share amounted to $(.03). For the comparable period in 1998, basic and diluted loss per share amounted to $(.01). The reduction in loss per share is due principally to a decrease in income during the three months ended December 31, 1999.

For the six months ended December 31, 1999, basic and diluted loss per share amounted to $(.06). For the comparable period in 1998, basic and diluted earnings per share amounted to $.01. This reduction is due to a decrease in income during the six months ended December 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

For the six months ended December 31, 1999, net cash used by operating activities amounted to $169,900, a decrease from the net cash provided by operating activities of $774,800 for the comparable period in 1998. The increase in cash used is primarily a result of the reduction in sales as indicated above.

Investment Activities

The Company's investment activities include equipment purchases, patent acquisitions, and net changes in related party advances.

Net cash used by investing activities for the six months ended December 31, 1999 was $81,600, as compared to net cash used by investing activities of $133,100 for the comparable period in 1998. The decrease in cash expended for investing activities is due primarily to a decrease in purchases of new equipment and expenditures for patents.

Financing Activities

The Company's financing activities include payments on borrowings and capital leases and the acquisition of treasury stock.

Net cash of $11,400 was used by financing activities for the six months ended December 31, 1999, as compared to net cash used by financing activities of $8,100 for the six months ended December 31, 1998. The slight increase in cash used for financing activities results from the acquisition of treasury stock.

CAPITAL EXPENDITURES

At December 31, 1999, the Company does not have any material commitments for capital expenditures other than for those expenditures incurred in the ordinary course of business.

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


PART II - OTHER INFORMATION

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


ITEM 2.  CHANGES IN SECURITIES

During the six-month period ended December 31, 1999, there was no modification of any instruments defining the rights of holders of the Company's common stock and no limitation or qualification of the rights evidenced by the Company's common stock as a result of the issuance of any other class of securities or the modification thereof.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

During the six-month period ended December 31, 1999, the Company was not in default on any of its indebtedness.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the six-month period ended December 31, 1999, the Company did not submit any matters to a vote of its security holders.


ITEM 5.  OTHER MATTERS

The Company does not have any material information to report with respect to the six-month period ended December 31, 1999.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits included herewith are:
         (27) Financial Data Schedule

(b)  Reports on Form 8-K - None

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

                                      INNOVA PURE WATER, INC.



Dated: February 11, 2000              By: /s/ Rose C. Smith
      ---------------------              -------------------------------------
                                              Rose C. Smith
                                              President, Chief Executive Officer
                                              Director



Dated: February 11, 2000              By: /s/ John E. Nohren, Jr.
      ---------------------              -------------------------------------
                                              John E. Nohren, Jr.
                                              Chairman of the Board of Directors
                                              Chief Financial Officer



Dated: February 11, 2000              By: /s/ Robert Connell
      ---------------------              -------------------------------------
                                              Robert Connell
                                              Principal Accounting Officer