Form 10QSB
period 2000-03-31
INNOVA PURE WATER INC /FL/
filed 2000-05-11
CIK 791994

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.
                    For the nine months ended March 31, 2000

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

                   [X] YES                         [ ] NO

There were 10,043,401 shares of the Registrant's $.0001 par value common stock outstanding as of March 31, 2000.

Transitional Small Business Format (check one)    Yes [ ]             NO [X]

                             INNOVA PURE WATER, INC.







                                    CONTENTS

Part I - Financial Information
------------------------------

    Item 1.     Financial Statements

    Item 2.     Management's Discussion & Analysis of Financial
                Condition and Results of Operations

Part II - Other Information
---------------------------

    Item 1.     Legal Proceedings

    Item 2.     Changes in Securities

    Item 3.     Defaults Upon Senior Securities

    Item 4.     Submission of Matters to a Vote of Security Holders

    Item 5.     Other Matters

    Item 6.     Exhibits and Reports on Form 8-K

Signatures
----------

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                             Innova Pure Water, Inc.

                              Financial Statements

                           Three and Nine Months Ended
                       March 31, 2000 and 1999 (Unaudited)




                                    CONTENTS


Certified Public Accountants' Review Report on Financial Statements...........1

Financial Statements:

    Balance Sheet for March 31, 2000 (Unaudited)..............................2
    Statements of Operations for the Three and Nine Months
        Ended March 31, 2000 and 1999 (Unaudited).............................3
    Statement of Changes in Stockholders' Equity for the
        Nine Months Ended March 31, 2000 (Unaudited)..........................4
    Statements of Cash Flows for the Nine Months Ended
        March 31, 2000 and 1999 (Unaudited)...................................5
    Notes to Financial Statements...........................................6-7

                   Certified Public Accountants' Review Report




Board of Directors
Innova Pure Water, Inc.
Clearwater, Florida

We have reviewed the accompanying balance sheet of Innova Pure Water, Inc. as of March 31, 2000 and the related statements of operations, changes in stockholders' equity, and cash flows for the three and nine months then ended. All information included in these financial statements is the responsibility of the management of Innova Pure Water, Inc.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.




Certified Public Accountants
Tampa, Florida
April 26, 2000

                             Innova Pure Water, Inc.

                                  Balance Sheet

                                 March 31, 2000
                                   (Unaudited)

ASSETS
Current assets:
    Cash and cash equivalents                                   $   200,800
    Accounts receivable, trade, net of allowance for
        doubtful accounts of $8,800                                  19,100
    Other receivables, including related party of $121,500          163,100
    Inventories                                                      84,600
    Other current assets                                             19,500
                                                                -----------
Total current assets                                                487,100

Property and equipment, net                                         112,800

Other assets                                                        239,800
                                                                -----------
                                                                $   839,700
                                                                ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable, trade                                     $    61,300
    Accrued expenses                                                 48,400
    Current portion of obligation under capital lease                 4,000
    Current portion of long-term debt                                 7,000
                                                                -----------
Total current liabilities                                           120,700
                                                                -----------

Long-term liabilities:
    Obligation under capital lease, net of current portion            3,400
    Long-term debt, net of current portion                            8,100
                                                                -----------
Total long-term liabilities                                          11,500
                                                                -----------

Stockholders' equity:
    Preferred stock; $.001 par value; 2,000,000 shares
        authorized; 0 shares issued and outstanding
    Common stock; $.0001 par value; 50,000,000 shares
        authorized; 10,078,401 shares issued; and
        10,043,401 shares outstanding                                 1,000
    Capital in excess of par value                                8,050,600
    Accumulated deficit                                          (7,337,700)
                                                                -----------
                                                                    713,900
    Treasury stock, at cost, 35,000 shares                           (6,400)
                                                                -----------
Total stockholders' equity                                          707,500
                                                                -----------

                                                                $   839,700
                                                                ===========


Read certified public accountants' review report. The accompanying
notes are an integral part of the financial statements.                        2

                             Innova Pure Water, Inc.

                            Statements of Operations
                                   (Unaudited)

                                       Three Months Ended           Nine Months Ended
                                            March 31,                    March 31,
                                     ----------------------      ------------------------
                                        2000        1999            2000          1999
                                     ----------------------      ------------------------
Net sales, related parties                                                     $  329,000

Net sales, other                     $  55,600     $667,800      $ 190,700      2,133,300
                                     ----------------------      ------------------------
                                        55,600      667,800        190,700      2,462,300

Cost of sales                           46,900      304,000        156,500      1,299,200
                                     ----------------------      ------------------------

Gross profit                             8,700      363,800         34,200      1,163,100
                                     ----------------------      ------------------------

Operating expenses:
    Selling expenses                     4,500       20,800         41,800         95,100
    General and administrative
        expenses                       278,100      273,600        811,100        891,200
    Research and product
        development                     53,100       45,000        139,900        114,600
                                     ----------------------      ------------------------
                                       335,700      339,400        992,800      1,100,900
                                     ----------------------      ------------------------

Net (loss) income from operations     (327,000)      24,400       (958,600)        62,200
                                     ----------------------      ------------------------

Other income:
    Interest, net                        2,200        9,800         12,400         31,600
    Gain on disposal of assets                                                      7,600
    Other                                             2,400          7,400         27,400
                                     ----------------------      ------------------------
                                         2,200       12,200         19,800         66,600
                                     ----------------------      ------------------------

Net (loss) income                    $(324,800)    $ 36,600      $(938,800)    $  128,800
                                     ======================      ========================

Earnings (loss) per common
    share                            $    (.03)    $    .00      $    (.09)    $      .01
                                     ======================      ========================


Earnings (loss) per common
    share, assuming dilution         $    (.03)    $    .00      $    (.09)    $      .01
                                     ======================      ========================





Read certified public accountants' review report. The accompanying
notes are an integral part of the financial statements.                        3

                             Innova Pure Water, Inc.

                  Statement of Changes in Stockholders' Equity

                        Nine Months Ended March 31, 2000
                                   (Unaudited)

                                         Common Stock        Capital In
                                    ---------------------     Excess Of        Accumulated     Treasury
                                     Shares        Amount     Par Value          Deficit         Stock
                                    -------------------------------------------------------------------
Balance, June 30, 1999              10,078,401     $1,000     $8,019,400        $(6,398,900)

Acquisition of treasury stock,
    35,000 shares                                                                               $(6,400)

Compensation for stock options
    vested                                                        31,200

Net loss                                                                           (938,800)
                                    -------------------------------------------------------------------
Balance, March 31, 2000             10,078,401     $1,000     $8,050,600        $(7,337,700)    $(6,400)
                                    ===================================================================














Read certified public accountants' review report. The accompanying
notes are an integral part of the financial statements.                        4

                             Innova Pure Water, Inc.

                            Statements of Cash Flows
                                   (Unaudited)

                                                                               Nine Months Ended
                                                                                    March 31,
                                                                             -----------------------
                                                                               2000          1999
                                                                             -----------------------
OPERATING ACTIVITIES
    Net (loss) income                                                        $(938,800)    $ 128,800
                                                                             -----------------------
    Adjustments to reconcile net (loss) income to net cash and cash equivalents (used) provided by operating activities:
           Depreciation and amortization                                       111,500        86,900
           Gain on disposal of equipment                                                      (7,600)
           Stock and stock options issued for services                          31,200        25,700
           (Increase) decrease in:
               Accounts and other receivables                                  368,700       637,800
               Inventories                                                      40,300       217,400
               Other current assets                                             (3,500)       (2,300)
           Increase (decrease) in accounts payable, accrued
               expenses, and customer deposits                                  16,200      (575,200)
                                                                             -----------------------
    Total adjustments                                                          564,400       382,700
                                                                             -----------------------
    Net cash and cash equivalents (used) provided by operating activities     (374,400)      511,500
                                                                             -----------------------

INVESTING ACTIVITIES
    Acquisition of equipment                                                   (11,900)      (40,600)
    Expended on patents and patent litigation                                  (54,300)      (65,500)
    (Payments) advances to related parties                                     (37,300)       17,900
                                                                             -----------------------
    Net cash and cash equivalents used by investing activities                (103,500)      (88,200)
                                                                             -----------------------

FINANCING ACTIVITIES
    Repurchase of stock                                                                       (3,400)
    Payments on loans                                                           (4,900)       (4,500)
    Payments on capital lease obligations                                       (2,700)       (3,900)
    Proceeds from issuance of common stock                                                     1,300
    Acquisition of treasury stock                                               (6,400)
                                                                             -----------------------
    Net cash and cash equivalents used by financing activities                 (14,000)      (10,500)
                                                                             -----------------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                          (491,900)      412,800

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 692,700       488,200
                                                                             -----------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $ 200,800     $ 901,000
                                                                             =======================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    AND NONCASH FINANCING ACTIVITIES:
        Cash paid during the period for interest                             $   1,700     $   2,600
                                                                             =======================




Read certified public accountants' review report. The accompanying
notes are an integral part of the financial statements.                        5

                             Innova Pure Water, Inc.

                          Notes to Financial Statements

                           Three and Nine Months Ended
                       March 31, 2000 and 1999 (Unaudited)



1.   FINANCIAL STATEMENTS

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three- and nine-month periods ended March 31, 2000 and 1999,
(b) the financial position at March 31, 2000, and (c) cash flows for the nine-month periods ended March 31, 2000 and 1999, have been made.

The unaudited financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended June 30, 1999. The results of operations for the three- and nine-month periods ended March 31, 2000 are not necessarily indicative of those to be expected for the entire year.

2.   CONTINGENCIES

The Company was the plaintiff in a patent infringement and unfair competition lawsuit entitled Innova/Pure Water, Inc. v. Aladdin Sales & Marketing, Inc., Filtex USA, Ltd., ACT Marketing, Inc., ACT Marketing, Ltd., Advanced Consumer Technologies, Inc., and Robert Luzenberg, Case No. 97-924-Civ-T-25D (M.D. Fla.) filed by the Company on April 18, 1997. The Company claimed patent infringement for one patent and false advertising on the part of the Defendants. Prior to trial, the Company resolved the false advertising claims on terms deemed favorable to the Company by management. A subsequent judgment was handed down by the Federal Circuit Court on August 10, 1999, ruling that the Aladdin and Filtex products infringed the Company's U.S. Patent 5,609,759 and was enforceable. Damage payments were negotiated, recorded as of June 30, 1999, and paid to the satisfaction of the Company.

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









Read certified public accountants' review report.                              6

                             Innova Pure Water, Inc.

                          Notes to Financial Statements

                           Three and Nine Months Ended
                       March 31, 2000 and 1999 (Unaudited)

2.   CONTINGENCIES (CONTINUED)

The Company is currently the plaintiff in a patent infringement lawsuit entitled Innova/Pure Water, Inc., Plaintiff v. Brita Products Company, Defendant; Case No. 00-157-Civ-T-26C filed by the Company on February 29, 2000. The case was filed with the U.S. District Court, Middle District of Florida, Tampa Division. The Company has claimed patent infringement of U.S. Patent 5,609,759 on the part of the Defendants.

3.   STOCKHOLDERS' EQUITY

During the nine months ended March 31, 2000, the Company acquired 35,000 shares of treasury stock for a total cost of $6,400. Also during the nine months ended March 31, 2000, the Company recognized $31,200 of compensation expense for stock options issued in a prior period. No new stock options were granted in the current period.












Read certified public accountants' review report.                              7

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

INCOME STATEMENT DATA

                                                 Three Months                       Nine Months
                                                Ended March 31,                   Ended March 31,
                                         ---------------------------       ----------------------------
                                            2000             1999             2000              1999
                                         ---------------------------       ----------------------------
        Total revenue                    $   55,600       $  667,800       $  190,700        $2,462,300
                                         ===========================       ============================
        Net (loss) income                $ (324,800)      $   36,600       $ (938,800)       $  128,800
                                         ===========================       ============================
        (Loss) earnings per
           common share -
           basic                         $     (.03)      $     (.00)      $     (.09)       $      .01
                                         ===========================       ============================
        Shares used in per
           share computation             10,043,401       10,072,638       10,057,237        10,070,437
                                         ===========================       ============================
        (Loss) earnings per
           common share -
           assuming dilution             $     (.03)      $     (.00)      $     (.09)       $      .01
                                         ===========================       ============================
        Shares used in diluted
           computation                   10,043,401       10,072,638       10,057,237        10,099,630
                                         ===========================       ============================

BALANCE SHEET DATA

                                                                        March 31,
                                                                          2000
                                                                        ---------
        Total assets                                                    $839,700
                                                                        ========
        Working capital                                                 $366,400
                                                                        ========
        Long-term debt                                                  $ 11,500
                                                                        ========
        Stockholders' equity                                            $707,500
                                                                        ========

Year 2000
---------

The "Year 2000" issue is the result of computer programs being written using two digits rather than four to define the applicable year. Programs with this problem may recognize a date using "00" as the year 1900 rather than the Year 2000, resulting in system failures or miscalculations. Given this uncertainty, the Company has recognized the need to remain vigilant in its Year 2000 analysis.

Determination of Year 2000 Readiness
------------------------------------

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

Contingencies
-------------

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

RESULTS OF OPERATIONS

Net Sales
---------

Net sales for the three-month period ended March 31, 2000 totaled $55,600, a decrease of 92 percent from the $667,800 of net sales for the comparable period in 1999. Net sales for the nine-month period ended March 31, 2000 totaled $190,700, a 92 percent decrease from the $2,462,300 of net sales for the comparable period in 1999. This decrease in sales for both the three- and nine-month periods ended March 31, 2000 is attributable to the decision by Newell, after the acquisition of Rubbermaid, to alter priorities away from water filtration and other new programs to concentrate on Rubbermaid's historic core business.

Cost of Sales
-------------

For the three months ended March 31, 2000, the cost of sales decreased to $46,900 from the $304,000 of costs for the three months ended March 31, 1999. This decrease is mainly due to the decrease in sales.

Gross profit margin decreased 38 percent for the three months ended March 31, 2000 to a gross profit margin of 16 percent, from an overall gross profit margin of 54 percent for the three months ended March 31, 1999. This is principally attributable to the lower sales volume that had to absorb the fixed costs of manufacturing.

For the nine months ended March 31, 2000, the costs of sales decreased to $156,500 from the $1,299,200 of costs for the nine months ended March 31, 1999. This decrease is mainly due to the decrease in sales.

Operating Expense
-----------------

Operating expenses for the three months ended March 31, 2000 were $335,700, which is comparable to the $339,400 of operating expenses for the similar period last year.

Operating expenses for the nine months ended March 31, 2000 were $992,800, or 521 percent of net sales. For the comparable period in 1999, operating costs amounted to $1,100,900, or 45 percent of net sales. The 476 percent increase is due to the decrease in sales.

Other Income
------------

For the three months ended March 31, 2000, net interest income amounted to $2,200 as compared to net interest income of $9,800 for the three months ended March 31, 1999. This decrease is due to the decrease in cash invested in interest bearing securities or accounts with a major national bank.

For the nine months ended March 31, 2000, net interest income amounted to $12,400 as compared to net interest income of $31,600 for the nine months ended March 31, 1999. Again, this decrease is attributable to the decrease in cash.

Other income for the nine months ended March 31, 2000 of $7,400 was due to a distribution from a trust fund administered by a law firm that represents the Company.

Income Taxes
------------

Due to the Company's history of operating losses, management has established a valuation allowance in the full amount of the deferred tax assets arising from these losses because management believes it is more likely than not that the Company will not generate sufficient taxable income within the appropriate period to offset these operating loss carryforwards.

Net Income
----------

Net loss for the three months ended March 31, 2000 amounted to $(324,800) as compared to a net income of $36,600 for the three months ended March 31, 1999. This increase in the net loss is principally attributable to the reduction in sales as indicated above.

Net loss for the nine months ended March 31, 2000 amounted to $(938,900), as compared to net income of $128,800 for the comparable period in 1999. The decrease in income is primarily a result of the reduction in sales.

Earnings Per Share
------------------

For the three months ended March 31, 2000, basic and diluted loss per share amounted to $(.03). For the comparable period in 1999, basic and diluted loss per share amounted to $(.00). The increase in loss per share is due principally to a decrease in income during the three months ended March 31, 2000.

For the nine months ended March 31, 2000, basic and diluted loss per share amounted to $(.09). For the comparable period in 1999, basic and diluted earnings per share amounted to $.01. This turnaround is due to a decrease in income between comparable periods.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities
--------------------

For the nine months ended March 31, 2000, net cash used by operating activities amounted to $374,400, a decrease from the net cash provided by operating activities of $511,500 for the comparable period in 1999. The decrease in cash used is primarily a result of the reduction in sales as indicated above.

Investment Activities
---------------------

The Company's investment activities include equipment purchases, litigation involving patents, and net changes in related party advances.

Net cash used by investing activities for the nine months ended March 31, 2000 was $103,500 as compared to net cash used by investing activities of $88,200 for the comparable period in 1999. The increase in cash expended for investing activities is due primarily to an increase in advances made to related parties.

Financing Activities
--------------------

The Company's financing activities include payments on borrowings and capital leases and the acquisition of treasury stock.

Net cash of $14,000 was used by financing activities for the nine months ended March 31, 2000 as compared to net cash used by financing activities of $10,500 for the nine months ended March 31, 1999. The slight increase in cash used for financing activities results from the acquisition of treasury stock.

CAPITAL RESOURCES

At March 31, 2000, the Company does not have any material commitments for capital expenditures other than for those expenditures incurred in the ordinary course of business.

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

The Company is currently the plaintiff in a patent infringement lawsuit entitled Innova/Pure Water, Inc., Plaintiff v. Brita Products Company, Defendant; Case No. 00-157-Civ-T-26C filed by the Company on February 29, 2000. The case was filed with the U.S. District Court, Middle District of Florida, Tampa Division. The Company has claimed patent infringement of U.S. Patent 5,609,759 on the part of the Defendants.

ITEM 2.  CHANGES IN SECURITIES

During the nine-month period ended March 31, 2000, there was no modification of any instruments defining the rights of holders of the Company's common stock and no limitation or qualification of the rights evidenced by the Company's common stock as a result of the issuance of any other class of securities or the modification thereof.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

During the nine-month period ended March 31, 2000, the Company was not in default on any of its indebtedness.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the nine-month period ended March 31, 2000, the Company did not submit any matters to a vote of its security holders.

ITEM 5.  OTHER MATTERS

The Company does not have any material information to report with respect to the nine-month period ended March 31, 2000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits included herewith are:
          (27) Financial Data Schedule

(b)   Reports on Form 8-K - None

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

                                      INNOVA PURE WATER, INC.

Dated:  May 11, 2000                  By: /s/ Rose C. Smith
                                          -------------------------------------
                                              Rose C. Smith
                                              President, Chief Executive Officer
                                              Director

Dated:  May 11, 2000                  By: /s/ John E. Nohren, Jr.
        -------------                     -------------------------------------
                                              John E. Nohren, Jr.
                                              Chairman of the Board of Directors
                                              Chief Financial Officer



Dated:  May 11, 2000                  By: /s/ Robert Connell
        -------------                     -------------------------------------
                                              Robert Connell
                                              Principal Accounting Officer