Form 10KSB
period 2000-06-30
INNOVA PURE WATER INC /FL/
filed 2000-10-13
CIK 791994

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON D.C.

                                ---------------

                                  FORM 10-K/SB



(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended June 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934


                         Commission File Number 0-29746


                            INNOVA PURE WATER, INC.
               --------------------------------------------------
               (Exact name of registrant as specified in charter)


                     Florida                             59-2567034
         --------------------------------            ------------------
           (State or other jurisdiction                (IRS Employer
         of incorporation or organization            Identification No.


13130 - 56th Court, Suite 609, Clearwater, Florida                    33760
--------------------------------------------------                  ----------
     (Address of principal executive offices)                       (Zip code)


Registrant's telephone number, including area code:       (727) 572-1000
                                                          --------------


Securities registered pursuant to section 12(b) of the Exchange Act: None


         Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  [X]  Yes                         [ ] No


         Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB   [X]

State issuer's revenues for its most recent reporting period June 30, 2000
 ....... $872,800


Aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2000 was $1,603,994.


            13130- 56th Court, Suite 605, Clearwater, Florida 33760
         -------------------------------------------------------------
         (Former name or former address, if changed since last report)

                            INNOVA PURE WATER, INC.
                              FORM 10-KSB - INDEX


                                     Part I

Item 1.  Description of Business

Item 2.  Description of Property

Item 3.  Legal Proceedings

Item 4.  Submission of Matters to a Vote of Security Holders



                                    Part II

Item 5. Market Price of the Registrant's Securities and Related Stockholder Matters

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 7.  Financial Statements and Supplementary Data

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures


                                    Part III

Item 9.  Directors and Executive Officers of the Registrant

Item 10. Executive Compensation

Item 11. Security Ownership of Certain Beneficial Owners and Management

Item 12. Certain Relationships and Related Transactions

Item 13. Exhibits, Consolidated Financial Statements, Schedules, and Reports on Form 8-K

         Signatures

                            INNOVA PURE WATER, INC.
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

This Annual Report on Form 10-KSB and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about Innova Pure Water's industry, management beliefs, and assumptions made by management. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements.



                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

         Innova Pure Water, Inc. a Florida corporation (the "Company" or "Innova") was incorporated August 13, 1985. The Company designs, develops, manufactures, and markets unique consumer water filtration and treatment products. These products have been historically of the portable nature and generally consist of a container serving as a water reservoir incorporating an integral highly efficient water-filtering and treatment device. The container may be in the shape and size of a bottle, pitcher or carafe. The Company also has and continues to investigate counter top and in-line filtration systems and is expanding into multi - purpose filtration products which include biological treatment as well as high performance carafe type products

         The Company has become recognized as an innovator in the water filtration field holding in excess of thirty patents directly associated with water treatment and purification which provides the Company with competitive advantages. It has been the Company's ability to create both new products and develop technology that has permitted it to differentiate itself from other competitors within the field and protect its product advantage. The Company has also demonstrated the ability to address and open significant new markets previously overlooked or ignored. Examples of these markets are portable personal and sport type filter bottles; and products for the infant, children's, and teen market. On the technology side, Innova has attracted interest from large consumer products companies. This has led to the Company differentiating itself as a product innovator and creator as well as product producer, thus making the Company attractive as a strategic alliance partner to strong multi-national marketing companies such as Culligan, GoodTimes and others.

         In fact, we are currently negotiating with Culligan, a subsidiary of Vivendi, which is headquartered in France. Vivendi is the forty billion dollar conglomerate now negotiating to acquire Seagrams. The elimination of the need for the Company to finance its own sales and marketing program has allowed the Company to achieve profitability in the past, while attaining distribution that would otherwise be impossible. However, there is no assurance that a final agreement will be reached with Culligan or the Company will achieve profitability in the future.

         The water filtration products of the Company are designed to provide an improved quality and much better tasting water for the average consumer at an affordable price. The Innova filtration process has been shown under independent taste tests to have no discernible taste or quality differences from the expensive premium priced bottled waters, while costing a fraction of the price. The products currently produced are primarily designed to treat tap water, reducing chlorine, lead, taste and odor. Portable highly effective filtration products will be introduced shortly for the removal of biological contaminants including protozoa and bacteria. Also a unique line of filters to adapt to 2 - 5 gallon water bottles commonly used in conjunction with coolers and crocks is under consideration. Other future products under development include a Carafe' and specialty filter bottle products. These products have exceptional contaminant removal capabilities as well as possessing extended life and ease of use without the filtration time required with current competitive product. All products Innova develops are created to meet world market requirements as well as the needs of the U.S. domestic market. To enhance the opportunity for early extension though alliances into Europe and Asia, Innova has recently retained the international consulting and search firm Intercon, Ltd. There is no assurance that additional alliances will be consummated or that the Company will be able to commercially exploit its water purification technologies on a profitable basis.


CUSTOMERS, STRATEGIC ALLIANCES AND MARKETING

         The Company believes that as a result of the diminishing quality of tap water, both domestically and world wide, the opportunities for the application of the Company's water filtration products and technology will continue to grow for a number of years. Domestically, the 1999 market for bottled water was estimated at almost $5 billion registering a 14% increase over 1998 and achieving strong market penetration. The water filter market continues to grow reflecting consumer need for effective and efficient portable filtration devices. It is management's opinion that there will be substantial growth in sales in the water filtration product category, both domestically and internationally. The water treatment industry is embryonic with major growth still to come.

         It is the Company's opinion that to the consumer, drinking tap water has become both distasteful and suspect as a result of the use of chlorine, which forms carcinogenic by-products and is strongly suspected by some members of the medical community to be a cause of arterial and heart disease. In addition, the dangers and frequency of lead in tap water, as well as the presence of Cryptosporidium, or Giardia, harmful protozoa, have made the consumer aware of the potential dangers associated with drinking tap water. The typical consumer of the Company's products primarily seeks clean, fresh tasting water. A growing number of health conscious consumers are also becoming concerned about the inherent quality of tap water. Lead, in water, has become a serious health concern to a large percentage of the populace and especially to mothers concerned for the health of their children.

         The retail customer base for the Company's products consists of all major mass merchants, grocery, drug, and department store retailers as well as hardware and homecenters. This also constitutes the basic domestic market universe of strategic alliance partners that typically have wide distribution in retail stores. While there is no assurance that Innova's products will be purchased by retail customers, the Company hopes to be a substantial participant in the market as the market for water treatment products increases.

         The Company's products have been directly marketed via television and print media by GoodTimes Licensing & Entertainment ("GoodTimes") with Richard Simmons as the marketing spokesperson. In past years their infomercial incorporating the Company's water treatment products was the top rated infomercial for an extended period. Innova continues its relationship with GoodTimes.

         In order to overcome the disadvantage of being a small company, and lack of capital to adequately support a national sales program, the Company's strategy remains to create strategic alliances with nationally recognized companies. As a result, the Company obtains the distribution and sales of its products on a national and international basis without incurring the sales and marketing costs usually associated with the sales of consumer products. The Company also benefits by the consumer acceptance of the brand names and the reputation of the strategic alliance partners such as Culligan(R).

         On July 21, 1997, the Company entered into a strategic alliance, which included manufacturing, developing, marketing, and distributing provisions with Rubbermaid Incorporated ("Rubbermaid"). This agreement granted Rubbermaid certain rights for the marketing and distribution of selected products throughout the United States and internationally. The agreement also provided that the Company would receive an additional $.10 on each of its filter products for the first 10,000,000 units sold by Rubbermaid as compensation for previous Innova research and development. These payments were in addition to the normal contract sales price.

         Unfortunately, Newell Company, which acquired control of Rubbermaid in May 1999, dictated that Rubbermaid immediately withdraw from the water filtration market. This new category did not fit with their established product lines and their need to reduce costs and return Rubbermaid to profitable operations. This action was taken although the sales of Rubbermaid/Innova Water Filtration Products had increased significantly over the preceding year (Wal-Mart +97%). In June of 1999, Newell Rubbermaid released Innova from the agreement and exited the consumer water filtration category. The termination of the Rubbermaid alliance seriously affected Innova's sales and profits for the fiscal year ended June 30, 2000.

         Innova found itself in a difficult position. It had a line of products for a category becoming recognized as a major opportunity with unmet consumer needs. As Innova did not have in house sales and marketing personnel, the Company elected to seek other strategic alliances to replace Rubbermaid. While it was known that this would not be a task which would be rapidly accomplished, the Company believed that it would prove to be the best decision. To do otherwise would have required Innova to return to developing a retail marketing and sales capability. This would take time and considerable expense. Innova's re-entry into the retail market with its own brand would also tend to confuse the customers and be detrimental to establishing the follow-on strategic alliances that would prove successful. Within a period of several weeks Innova had entered into discussions with several of the major companies in the consumer water filtration field. Innova received indications of interest and commenced negotiations in August 1999, which appeared very promising with a leading company in the consumer water filtration field. It was anticipated that an agreement would be consummated by October 1999. When November 1999 came without a satisfactory agreement, Innova commenced definitive negotiations with Culligan. Verbal agreements were reached early in 2000 and Culligan introduced the Innova line of personal water filter bottles at the Housewares Show in Chicago in January 2000 under the Culligan name. The creation of packaging and ancillary marketing support was completed in April 2000, permitting shipments to commence in May 2000. The formal agreement between Innova and Culligan is being finalized by the respective parties.

         Innova also continues to search for major multinational companies for distribution in foreign markets. Several distributors in other countries, such as Canada, Korea, South Africa, Israel, Australia, New Zealand, and Japan, have commenced distribution of Innova products.

         Due to GoodTimes' stock ownership in the Company, management believes GoodTimes has a financial incentive to continue marketing the Company's products. Accordingly, the Company has agreed not to sell its products via direct television advertising while promoted by GoodTimes. The Company and GoodTimes continue to discuss and evaluate the development of products and advertising campaigns, which could utilize television as a marketing platform to increase sales. However, at the present time there are no current television advertising campaigns planned with GoodTimes although newly developed products will be under consideration. The Company is completing the development of new products which it believes GoodTimes could market profitably and successfully as they represent a major step forward in meeting the desires and needs of water conscious consumers.


CURRENT PRODUCTS

         The Company currently produces products for distribution and sales through its strategic alliance partners, as well as directly to select classes of trade on both a domestic and international basis. All products are patent protected under one or more issued patents. Additional patents are also pending. See "Business-Intellectual Property." The products currently in distribution are:

    1. A 2 liter portable or refrigerator bottle with filter and pour-through sealing cap;

    2. A 16 oz. standard 28 mm neck water bottle with replaceable filter and a push-pull valve cap;

    3. A 16 oz. sport type bottle with integral replaceable filter mounted to the bottle top with a push-pull valve cap;

    4. A 28 oz. sport type bottle which could be configured to adapt the "System" filters and treatment devices;

    5. Replacement filters for installation into Culligan and Innova WaterWay(R) Sport type bottles, and others;

    6.   Replacement filters for sport and refrigerator bottles;

    7.   Baby bottle filters for infants.


         Innova has been successful in improving the functionality and contaminant removal capability of its standard "A" and "B" filters used in the sport and personal line of water filter bottles. Both filters now remove over 90% of chlorine when new and remain above the 75% minimum required over 20 gallons for certification by NSF International. Both also remove over 90% of lead at a flow of 10ml/sec over the suggested 20 gallon life of the product. No competitive product is certified for lead, nor can equal the Innova filters certified chlorine removal capability.

         (NSF International, founded in 1944 as the National Sanitation Foundation, is known for the development of standards, product testing, and certification services in the areas of public health safety and protection of the environment. The NSF International Mark is placed on millions of consumer, commercial, and industrial products annually and is trusted by users, regulators, and manufacturers alike.)

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


PRODUCT DEVELOPMENT

         The Company is actively engaged in new product development and the application of new and emerging technology for its strategic alliance partners. It is the opinion of management that the technology and product concepts controlled by the Company can permit its strategic alliance partners to become, and remain, the dominant companies in the consumer water treatment category domestically and internationally.

         Two new products have been developed and can be placed into production and offered to our strategic alliance partners and distributors.

    1. Drop-in filter to fit 28 mm bottleneck opening, retained in place by cap. To be used with figural bottle top designs; i.e. football helmets, etc.

    2. Single orifice filter for inverted bottle use; i.e., cooler crock containers of 2 - 5 gallon nominal size

         The Company has a product development program to assure, to the degree possible, that it remains the leader and principal source for portable water treatment. The validation of Innova's patent covering the portable personal and sport bottle segment as a result of winning Innova's patent infringement suit against Aladdin Industries, and others provide a strong incentive to form an alliance with Innova for most companies contemplating or desirous of entering this market. Innova also possesses unique proprietary technology and product designs which outperform and have significantly greater utility than present carafe products currently in the market. This also provides a significant negotiating advantage for Innova as well as providing the opportunity for enhanced future revenue. Continuing along product lines Innova has in development a family of sport-type water treatment products operating on the "Systems" principal. Under the "System" approach the user of an Innova designed sport-type bottle may incorporate one or more of a series of filters, independently or in conjunction with a second treatment device. The thusly-configured "System" can be used to treat most problems faced by users, including biological contamination.

Products under development include:

    1. A Sport type bottle employing the "System Concept" utilizing interchangeable filter elements to fill numerous consumer needs;

    2.   Various filters and treatment elements for the "System" product;

    3.   High performance carafe' and water filter bottles;

    4. Filter assembly for protozoa adaptable to sports bottles incorporating a high performance carbon composite filter;

    5.   Filter life-time indicators;

    6.   Means to disinfect water;

    7.   Means to add flavor to water.

         New rapid filtration media adaptable to carafes and pitchers has also been developed. The major problem with the water filtration carafes currently being marketed is the slow filtration period required to process water before it is available for drinking. There is also a useful volume constraint as, typically only 50% of the volume of the carafe is available for filtered water. Thus, frequently, insufficient amounts of filtered water is available and the process time to filter additional water to satisfy the demand is simply too long. The new Company technology under development fills rapidly, fully processing the water in less than approximately three minutes, and pours freely. The process used is Static Filtration(TM)with macro-porous media. Patents have been issued and others are pending.

         There is also a demand for a means to alert the consumer/user when a water filter should be replaced. To satisfy this requirement the company has reviewed and prototyped several devices and has entered into a worldwide license and has filed an U.S. patent application. The end product has the potential for timing the life of toothbrushes and other time sensitive products which come in contact with water. Innova as a component of its license is required to actively market the indicators world wide for water treatment applications.

         During fiscal years ended June 30, 2000 and June 30, 1999, the Company spent $170,500 and $149,700, respectively, on research and product development. At this time, management does not anticipate any major increases or decreases in this level of spending for research and development in the future.


SALES AND BACKLOG

         The net sales for the fiscal year ended June 30, 2000 were $872,800. The net sales for the preceding fiscal year ending June 30, 1999 were $2,587,400. Gross revenue for fiscal year ending June 30, 2000 was $895,300 as compared with gross revenue of $3,021,000 for the preceding year ended June 30, 1999.

         Orders during the first half of our fiscal year 2000 sales were very low as a result of the decision of Rubbermaid to vacate the category. The third quarter (January through March) of our fiscal year 2000 was also low as Culligan prepared to enter the market with Innova products. The fourth quarter of 2000, ending June 30th, was profitable as Culligan commenced shipment. As had been noted in Footnote 1 of the accompanying annual financial statements, 64% of the Company's sales were to Culligan for the fiscal year ended June 30, 2000. The loss of Culligan as a customer would have a materially adverse impact on our financial position.


COMPETITION

         The Company competes with many other companies that supply water filtration products. The principal competitive product would be the "pour through" carafe type product normally kept in the refrigerator and used in the kitchen.

         Several companies, including Brita, Procter & Gamble (Pur), Culligan and others compete in the pitcher or carafe products market segment which while not portable outside the home and decidedly more expensive, are otherwise directly competitive to the Innova two liter bottle. However, the Company has the only product in a two liter size that is a truly portable pitcher type product with a spill proof locking cap. The leading company in the domestic pitcher category is Clorox, selling the Brita line under license from Brita GmbH, Germany. Brita has entered the sport bottle market, introducing a single competitive product at the January 2000, Housewares Show, which Innova considers a direct infringement of one of Innova patents.

         The Company also competes indirectly with other companies that supply bottled water, including The Perrier Group of America, Inc. (which includes Arrowhead Mountain Spring Water, Poland Spring, Ozarka Spring Water, Zephyrhills Natural Spring Water, Deer Park, Great Bear and Mountain Ice) and Great Brands of Europe (which includes Evian Natural Spring Water and Dannon Natural Spring Water). The Company also competes with numerous regional bottle water companies located in the United States and Canada.

         The Company was the early leader in sales of portable bike, sport, and 16-oz. personal filter water bottles, as well as the two liter portable pitcher all of which are covered by patents held by the Company. The category remains relatively new with the majority of growth expected by the Company over the next several years. The Innova portable personal water filter bottles were initially introduced by Richard Simmons under contract with the Company's strategic partner, GoodTimes Licensing and Entertainment. In the first year over 2,000,000 16-oz. personal water filter bottles and thousands of 30 oz. sport type bottles were sold.

         Since then, Aladdin Industries and others have entered this expanding new market category. The Company's position in this market has been vigorously defended against competition attempting to enter this market. Innova has been victorious in litigation, protecting its patent position which has caused most companies with potentially infringing products to withdraw from this market. The exception being Brita against whom Innova is currently actively litigating to protect its patents. However, many of the companies with whom the Company currently competes, or may compete in the future, have greater financial, technical, marketing, and sales resources, as well as greater name recognition than the Company. There can be no assurance that the Company will have the resources required to respond effectively to market or technological changes or to compete successfully in the future, although its existing and pending alliances provide certain advantages in these regards as does the Company's patent position.


INTELLECTUAL PROPERTY

         The Company has rights to numerous patents in the consumer product water treatment field in which 26 issued or allowed patents and three pending patents are specifically related to consumer water treatment products. In total the Company holds over 40 patents.

         The Company was the plaintiff in a patent infringement and unfair competition lawsuit entitled Innova/Pure Water, Inc. v. Aladdin Sales & Marketing, Inc., Filtex USA, Ltd., ACT Marketing, Inc., ACT Marketing, Ltd., Advanced Consumer Technologies, Inc., and Robert Luzenberg, Case No. 97-924-Civ-T-25D (M.D. Fla.) filed by the Company on April 18, 1997. The United States Appellate Court entered a Judgment in favor of the Company. A subsequent judgement was handed down by the Circuit Court ruling that the Company's patent was infringed by the Aladdin and Filtex products. Damage payments were negotiated and paid to the satisfaction of the Company and the defendants withdrew their infringing product from the market.

         On July 30, 1999, Innova brought a similar action for infringement of Innova patent #5,609,759 against Safari Water Filtration Systems, Inc. d/b/a Safari Outdoor Products of Broom Field, Colorado. This case is pending in Tampa Federal Court, Case No.99-1781-CIV-T-23A.

         On January 24, 2000, Innova brought a patent infringement suit against the Brita Products Company of Oakland, California. This case is pending in Tampa, Fl. Case No.8:00-157-CV-T-23A claiming infringement of Innova patent #5,609,759. In the Brita suit Innova is seeking treble damages believing the infringement was willful.


MANUFACTURING

         Operations are centered in the Company's facility, which historically has performed the quality assurance, inspection, testing, assembly, packaging and shipping functions. The Company's products consist principally of: (1) one or more elements containing water treatment media; and (2) injection molded plastic components, blow molded or injection molded containers which hold the water to be processed as well as to support and position the water filtration element. In addition, labels, bags, and a variety of boxes are also used to package various products. The filtration media consist of proprietary monolithic filter elements containing activated carbon with a plastic binder and one or more other compounds depending upon the use to which the filter is to be applied. The media compounds may include ion-exchange resins, zeolytes, iodinated resins, or embody hydrophilic sub-micron ceramic components. Other process media employed include company developed proprietary macro filtration media. The medias are obtained from a variety of sources. Typically, each is procured under the terms of a confidentiality agreement and to the Companies specifications.

         The Company has a domestic filter element production capacity of over 12,000,000 per year. This capacity may be increased should demand increase beyond the existing capacity. Two or more suppliers are available for most components. By so doing the company has established a close working relationship with competent suppliers to assure price and quality competition and sufficient capacity to meet current and future requirements. All injection and bottle molds and tooling are owned by Innova and may be removed and moved at Innova's option. Even so there is no assurance, that such competitive pricing and production capacity will be available in the future.

         Presently, two companies supply the blow-molded components. The bottles and pitchers are secured from various companies, each somewhat of a specialty. Typically, the Company owns the tooling to produce the blow molding components.

         The Company has changed from principally manual assembly and packaging operations to mechanized assembly and packaging operations. These operations include assembling; (1) the media elements into the housings; (2) the closure to the filter housings; (3) the top and valve components together; and (4) the variety of components into the bottle or pitcher. Packaging consists of semi-automatic assembly of certain filters into hermetically sealed bags, date and lot stamping labels and shipping boxes.

         The Company possesses considerable in-house manufacturing know-how. The expertise spans from tool and mold design to automated dispensing and compacting of media, through inspection, assembly, and packaging. As such the Company acts in an advisory capacity with many of its vendors, or specifies the methodology to be used. This internal capability also keeps the Company from becoming a "hostage" to any supplier and permits the Company to make justified "make or buy" decisions based upon the true economic impact. This permits the Company to purchase high quality components at a competitive price while remaining independent.

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


PRODUCT LIABILITY INSURANCE AND WARRANTIES

         The Company maintains a $2,000,000 product liability insurance policy. In the fifteen years in which the Company has produced and furnished products to the retail trade and consumers, both domestically and internationally, no product suits have been filed, nor consumer complaints received which would lead to litigation.

         The Company warrants to its strategic alliance partners that the products will be produced to mutually acceptable standards. Innova operates a formal quality control program monitoring through Acceptable/Acceptance Quality Level (AQL) standards, incoming components, in process parts, and completed units. Detail product specification sheets are in place as well as "Physical Proofs" which have been signed off and accepted by both parties. In case of a question, the "Proof' samples are used for comparison purposes to determine acceptability.


EMPLOYEES

         As of June 30, 2000, the Company had 10 employees, plus 2 functioning in a consulting capacity. This includes its 3 executive officers, 3 persons performing development, and 2 administrative and clerical persons. There are 2 manufacturing and production supervisors who are supplemented by as many as 35 contract employees, as required.


ITEM 2.  DESCRIPTION OF PROPERTY

         The Company occupies approximately 6,400 feet of air-conditioned office, manufacturing and warehouse space located at 13130 - 56th Court, Suite 607-610, Clearwater, Florida 33760. The product development laboratory is also located in the building. The facilities are leased and a new five year lease commenced March 1, 1998. The monthly rent payment for these facilities is approximately $4,800.


ITEM 3.  LEGAL PROCEEDINGS

         The Company was the plaintiff in a patent infringement and unfair competition lawsuit entitled Innova/Pure Water, Inc. v. Aladdin Sales & Marketing, Inc., Filtex USA, Ltd., ACT Marketing, Inc., ACT Marketing, Ltd., Advanced Consumer Technologies, Inc., and Robert Luzenberg, Case No. 97-924-Civ-T-25D (M.D. Fla.) filed by the Company on April 18, 1997. The United States Appellate Court entered a Judgment in favor of the Company. A subsequent judgement was handed down by the Circuit Court ruling that the Company's patent was infringed by the Aladdin and Filtex products. Damage payments were negotiated and paid to the satisfaction of the Company and the defendants withdrew their infringing product from the market.

         On July 30, 1999, Innova brought a similar action for infringement of Innova patent #5,609,759 against Safari Water Filtration Systems, Inc. d/b/a Safari Outdoor Products of Broom Field, Colorado. This case is pending in Tampa Federal Court, Case No.99-1781-CIV-T-23A.

         On January 24, 2000, Innova brought a patent infringement suit against the Brita Products Company of Oakland California. This case is pending in Tampa, Fl. Case No.8:00-157-CV-T-23A claiming infringement of Innova patent #5,609,759. In the Brita suit Innova is seeking treble damages believing the infringement was willful.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II


ITEM 5. MARKET PRICE OF THE REGISTRANT'S SECURITIES AND RELATED STOCKHOLDER MATTERS


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



                                                    Sales Price
                                             High                  Low
-------------------------------             -----                ------

FISCAL YEAR ENDED JUNE 30, 1998
              Fourth Quarter                1.030                 0.690
              Third Quarter                 1.938                 1.016
              Second Quarter                1.313                 1.063
              First Quarter                 1.938                 0.531

FISCAL YEAR ENDED JUNE 30, 1999
              Fourth Quarter                0.906                 0.250
              Third Quarter                 0.531                 0.230
              Second Quarter                0.812                 0.250
              First Quarter                 0.968                 0.500

FISCAL YEAR ENDED JUNE 30, 2000
              Fourth Quarter                0.510                 0.220
              Third Quarter                 0.900                 0.063
              Second Quarter                0.240                 0.090
              First Quarter                 0.438                 0.125


         The Company's Common Stock is not listed on NASDAQ, but is traded in the over-the-counter market on the "Electronic Bulletin Board" of the National Association of Securities Dealers, Inc. (the "NASD"). Accordingly, an investor may find it more difficult to dispose of, or obtain accurate quotations as to the market value of the common stock. Further, in the absence of a security being quoted on NASDAQ, a market price of at least $5.00 per share or the Company having in excess of $2,000,000 in net tangible assets, trading in the Company's securities may be covered by a Securities and Exchange Commission ("SEC") rule that imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchasers' written agreement to the transaction prior to the sale. Consequently, the rule affects the ability of broker-dealers to sell the Company's securities and also may affect the ability of shareholders to sell their securities in the secondary market.

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

         As a result of the aforesaid rules regulating penny stocks, the market liquidity for the Company's securities could be severely adversely affected by limiting the ability of broker-dealers to sell the Company's securities and the ability of shareholders to sell their securities in the secondary market

         Recent SEC and NASD revisions and interpretations of Rule 15c2-11 require us to maintain our status as a reporting company under Section 12(q) of the Securities Exchange Act of 1934. Our failure to timely file annual, quarterly or other reports may affect our ability to maintain listing in the OTC "Electronic Bulletin Board".


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


SHAREHOLDERS

         As of June 30, 2000, and there were approximately 400 beneficial owners of the Company's common stock with 10,078,401 and 10,043,401 shares issued and outstanding, respectively.


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

CAUTIONARY STATEMENTS AND THERE CAN BE NO ASSURANCE OF THE ACTUAL RESULTS OR DEVELOPMENTS.

Innova cautions readers that in addition to important factors described elsewhere, the following important facts, among others, sometimes have affected, and in the future could affect, the Company's actual results, and could cause the Company's actual results during 2000 and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, Innova.


INCOME STATEMENT DATA


                                                                 Year Ended June 30
                                                               2000              1999
                                                          -------------      -----------

Total sales revenue                                       $    872,800       $ 2,587,400
                                                          ==============================
Net (loss)/income                                         $   (922,200)      $   161,300
                                                          ==============================
(Loss)/earnings per common share - basic                  $       (.09)      $       .02
                                                          ==============================
Shares used in per share computation                        10,046,886        10,067,847
                                                          ==============================
(Loss)/earnings per common share - assuming dilution      $       (.09)      $       .02
                                                          ==============================
Shares used in diluted computation                          10,046,886        10,211,539
                                                          ==============================


BALANCE SHEET DATA

                                                             June 30,
                                                               2000
                                                           -----------

         Total assets                                      $ 1,190,900
                                                           ===========
         Working capital                                   $   365,300
                                                           ===========
         Long-term debt                                         $8,600
                                                           ===========
         Stockholders' equity                              $   741,000
                                                           ===========


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


DETERMINATION OF YEAR 2000 READINESS

In 1999, the Company completed a review of its information technology (IT) and non-information technology systems (non-IT). An inventory was taken of the Company's essential data processing equipment as well as the equipment used in the Company's manufacturing processes.

The Company compiled information on the Year 2000 compliance of its essential data processing hardware, which include its computers, printers, scanners, modems, copiers, and facsimile machines or any other equipment that may process date data. This information was gathered by actual testing by the Company or from the manufacturer either by direct correspondence or information that is available from the manufacturer's Internet website. The Company found that all essential data processing hardware is Year 2000 compliant.

A review of the Company's essential data processing equipment firmware and software found it to be either Year 2000 compliant when it was purchased or was able to be fixed by the download of a "patch" from the software manufacturer's Internet website.

A review of the equipment used in the Company's manufacturing processes did not find any potential problem areas due to date processing, including embedded technologies. The potential for problems occurring in this area is decreased because the Company essentially assembles complete components from outside manufacturers into its finished products.

The manufacturer of the Company's telephone equipment does not list our particular system as Year 2000 compliant. The flaw concerns the printing out of voicemail reports where the year would be listed as 00 instead of 2000. Since the system operated normally after January 1, 2000 and the Company does not use this particular reporting function, it is not necessary to replace the telephone system. This was the only potential problem area found in the review of the Company's non-information technology systems.

As a result of these reviews, the Company feels that we are Year 2000 compliant and that nothing further must be done to our IT and non-IT systems in order to function normally during the Year 2000 internally.

An assessment of external risks, which are outside the Company's control, was conducted. The Company identified four major suppliers and two major customers that were contacted and asked to fill out a questionnaire about their Year 2000 capabilities and remediation programs. All but one responded that they were Year 2000 compliant as of June 30, 1999. The Company experienced no supply interruptions as a result of the Year 2000 changeover.

A survey of the Company's financial institution and utility companies, by direct correspondence, Internet website, or published statements, found that they were or would be Year 2000 compliant by December 31, 1999 with little risk of service interruption due to untested systems or processes. There were no interruptions of services experienced as a result of the Year 2000 changeover.


CONTINGENCIES

At this time, the Company has determined that it does not need to have increased inventory levels on June 30, 2000 or purchase any additional liability insurance due to any litigation that may result from the Year 2000 changeover.

The Company feels that the internal risk of a Year 2000 system failure is minimal, but took the following steps in order to recover from such a failure:

    1. All records were backed up before the end of business on December 31, 1999.

    2. Some essential systems had their internal system clocks turned back two weeks and maintained in December 1999 "time" until a determination was made that there were not any system failures, related to the Year 2000 changeover, on similar systems on January 1, 2000. This would have caused an error in the system's date reporting, but essential services can still have been performed.

There were no Year 2000 problems encountered on or after January 1, 2000 and all internal system clocks have been returned to the correct time and date. There will be no errors in date reporting.

RESULTS OF OPERATIONS


NET SALES

Net sales for the twelve-month period ended June 30, 2000 were $872,800, a decrease of 66 percent from the $2,587,400 of net sales for the comparable period in 1999. This decrease is attributable to the decision by Newell, after the acquisition of Rubbermaid, to alter priorities away from water filtration and other new programs to concentrate on Rubbermaid's historic core business. This decrease was partially offset by sales to U.S. Filter (Culligan) during the fourth quarter of 2000.


COST OF SALES

For the year ended June 30, 2000, the cost of sales decreased to $501,600 from the $1,458,500 of costs for the year ended June 30, 1999. This decrease is mainly due to the decrease in sales.

Gross profit margin decreased 1 percent for the year ended June 30, 2000, to 43 percent from an overall gross profit margin of 44 percent for the year ended June 30, 1999. This is principally attributable to the lower sales volume that had to absorb the fixed costs of manufacturing.


OPERATING EXPENSE

Operating expenses for the year ended June 30, 2000 were $1,304,000, or 149 percent of net sales. For the comparable period in 1999, operating costs amounted to $1,401,200, or 54 percent of net sales. The 95 percent increase as a percentage of sales between these periods is due to the decrease in sales.


OTHER INCOME

For the year ended June 30, 2000, net interest income amounted to $14,000 as compared to net interest income of $39,100 for the year ended June 30, 1999. This decrease is due to the decrease in cash invested in interest bearing securities or accounts with a major national bank.

Other income for the year ended June 30, 2000 of $8,500 was due principally to a distribution from a trust fund administered by a law firm that represents the Company.


INCOME TAXES

Due to the Company's history of operating losses, management has established a valuation allowance in the full amount of the deferred tax assets arising from these losses because management believes it is more likely than not that the Company will not generate sufficient taxable income within the appropriate period to offset these operating loss carryforwards.


NET INCOME

Net loss for the year ended June 30, 2000 amounted to $(922,200), as compared to net income of $161,300 for the comparable period in 1999. The decrease in income is primarily a result of the reduction in sales.

EARNINGS PER SHARE

For the year ended June 30, 2000, basic and diluted loss per share amounted to $(.09). For the comparable period in 1999, basic and diluted earnings per share amounted to $.02. The decrease in earnings per share is due to the decrease in income between the comparable periods.



LIQUIDITY AND CAPITAL RESOURCES


OPERATING ACTIVITIES

For the year ended June 30, 2000, net cash used by operating activities amounted to $304,100, a decrease from the $311,600 provided by operating activities for the comparable period in 1999. The decrease is primarily a result of the reduction in sales as indicated above.


INVESTMENT ACTIVITIES

The Company's investment activities include equipment purchases, litigation involving patents, patent acquisitions, and net changes in related party advances.

Net cash used by investing activities for the year ended June 30, 2000 was approximately $174,400, as compared to net cash used by investing activities of approximately $89,400 for the comparable period in 1999. The increase in cash expended for investing activities is due primarily to an increase in expenditures on patent infringement litigation and advances made to related parties.


FINANCING ACTIVITIES

The Company's financing activities include payments on borrowings and capital leases, and the acquisition of treasury stock.

Net cash of approximately $19,700 was used by financing activities for the year ended June 30, 2000, as compared to net cash used by financing activities of approximately $17,700 for the year ended June 30, 1999. The slight increase in cash used for financing activities results from the acquisition of treasury stock.


CAPITAL RESOURCES

At June 30, 2000, the Company does not have any material commitments for capital expenditures other than for those expenditures incurred in the ordinary course of business.

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


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.


                                    PART III


ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         The following table sets forth certain information with respect to each person who is a director or an executive officer of the Company as of June 30, 2000.


           Name        Age                         Position
-------------------  ------  --------------------------------------------------------

John E. Nohren, Jr.    68    Chairman of the Board, Director, Chief Financial Officer
Rose C. Smith          47    President, Chief Executive Officer, Director
Robert Connell         44    Controller
Patricia Cary          52    Secretary
Peter Christensen      50    Director
Andrew Greenberg       45    Director
Mort Langer            57    Director
Frank Legnaioli        69    Director



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

         Robert Connell, Controller, joined Innova Pure Water, Inc. in September 1993 as a corporate accountant and was appointed company controller in August 1996. Mr. Connell began his career in August 1978 with Consolidation Coal Company, now known as Consol Energy Incorporated. He left the company as a senior accountant in the cost and budget section of the Northern West Virginia Region Controller's Department in September 1988. Mr. Connell then attended Santa Fe Community College in Gainesville, Florida, taking computer programming languages and application courses until May 1990. From 1990 to 1993, he was employed by Florida Savings and Loan (1990/91): Main Street Mortgage (1991/92): and Kmart Corporation (1992 until hired by Innova).

         Patricia Cary, Corporate Secretary, joined Innova in July 1999. Prior to joining the Company, she held various executive positions in the science-technology field, banking industry, healthcare, medical and manufacturing fields. With an expertise in serving as a liaison to members of the board, corporate officers, executive staff and, particularly, start-up offices and operations, she brings over 20 years of administrative experience to Innova. Patricia is a native of Columbus, Ohio, and attended Ohio State University.

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


BOARD OF DIRECTORS

         The Company's Bylaws fix the size of the Board of Directors at no fewer than one and no more than nine members, to be elected annually by a plurality of the votes cast by the holders of Common Stock, and to serve until the next annual meeting of stockholders and until their successors have been elected or until their earlier resignation or removal. Currently, there are six directors who were elected on February 28, 1998. Mr. McKee who had been a long standing director died during the year and his contribution to the corporation will be missed. No replacement had been named, as of the date of this report.


ITEM 10. EXECUTIVE COMPENSATION


EXECUTIVE COMPENSATION

         The following table shows the compensation paid or accrued by the Company for the fiscal years ended June 30, 1998, June 30, 1999 and June 30, 2000 to or for the account of the Rose Smith, President and Chief Executive Officer and John E. Nohren, Jr., Chairman of the Board. No other executive officer or director of the Company received benefits or an annual salary and bonus in excess of $100,000 or more during the stated period. Accordingly, the summary compensation table does not include compensation of other executive officers.

                                                      SUMMARY COMPENSATION TABLE


                       ANNUAL COMPENSATION                             LONG-TERM COMPENSATION AWARDS
                                                            Restricted
                                             Other Annual     Stock       OPTIONS/     LTIP        All Other
Name & Principal         Salary     Bonus    Compensation    Award(s)      SARS       Payouts    Compensation
Position (1)               ($)       ($)          ($)          ($)          (#)         ($)           ($)
---------------------   --------    -----    ------------   ----------    --------    -------    ------------

Fiscal 2000
John E. Nohren, Jr.        ---       ---          ---           ---         ---           ---    $100,000 (2)
Chairman, CFO, BOD
Rose Smith              $127,456     ---          ---           ---         ---           ---
President and CEO
---------------------

Fiscal 1999
John E. Nohren, Jr.        ---       ---          ---           ---         ---           ---    $122,133 (2)
Chairman BOD, CFO
Rose Smith              $176,353     ---          ---           ---         ---           ---
President and CEO (1)
---------------------

Fiscal 1998
John E. Nohren, Jr.        ---       ---          ---           ---       190,000         ---    $152,908 (2)
Chairman BOD
Rose Smith              $211,603     ---          ---           ---       190,000         ---
President and CEO (1)



(1) Ms. Smith replaced Mr. Nohren as the President in June, 1996, and as CEO, effective June 30, 1997.

(2)  Represents payments made to Mr. Nohren pursuant to his royalty agreement.

EMPLOYMENT AND OTHER AGREEMENTS

         The Company entered into an employment agreement with Rose C. Smith effective June 30,1997, which provides for her employment as President and Chief Executive Officer for a five year term ending June 29, 2002. Under the agreement Ms. Smith is to receive a base salary of $150,000 per year. Ms. Smith is also to receive a bonus of two percent of net sales of the Company adjusted by the annual gross margin achieved by the Company. The agreement contains a restrictive covenant not to compete for the term of the agreement and for five years following termination of service without cause. The agreement provides for severance payments equal to 200% of the annual base compensation due under the Agreement in the event there is a "change of control" of the Company, as defined therein, and she is subsequently terminated without cause. For the fiscal year ending June 30, 2000 and 1999, Ms. Smith reduced her base salary to $110,000 and $127,500, respectively.

         The Company entered into a royalty agreement with John E. Nohren, Jr. effective June 30, 1997, expiring on June 30, 2002. This agreement obligates the Company to pay Mr. Nohren, in return for the assignment of his patent rights, a minimum of $100,000 of royalties per year, with a cap of $300,000 per year, during the term of his employment. The royalty payments will be calculated based on five percent of net sales of products that incorporate these assigned patents. Upon his termination, a three percent royalty shall be paid over the residual life of his patents. Mr. Nohren elected to accept stock at market for his minimum royalty commencing May 1, 2000.


AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION
VALUES

         The information provided in the table below provides information with respect to each exercise of stock options during fiscal 2000 and fiscal 1999 by each of the executive officers named in the summary compensation table and the fiscal year end value of unexercised options.


                                                                                Value of
                                                                               Unexercised
                                                             Number of        In-the Money
                                                             Unexercised          Options
                                                         Options at FY-End    at FY-End($)
                                                            Exercisable         Exercisable
                                              Value         on or after         on or after
                        Shares Acquired/    Realized        July 1, 1999      July 1, 1999(1)
     Name               Exercised           ($) (1)      or July 1, 2000      or July 1, 2000
----------------------  ----------------    --------     -----------------    ---------------

Fiscal 2000
John E. Nohren, Jr.          -----            -----            190,000               0
Rose Smith                   -----                             190,000               0
----------------------
Fiscal 1999
John E. Nohren, Jr.          -----            -----            190,000            14,535
Rose Smith                   -----            -----            190,000            14,535



(1) The aggregate dollar values in column (c) and (e) are calculated by determining the difference between the fair market value of the Common Stock underlying the options and the exercise price of the options at exercise or fiscal year end, respectively. In calculating the dollar value realized upon exercise, the value of any payment of the exercise price is not included.

STOCK OPTIONS

         The Company has in effect a stock option plan which authorizes the grant of incentive stock options under Section 422 of the Internal Revenue Code (the "1996 Plan"). The Plan was adopted in 1996. A total of 750,000 shares have been reserved under the Plan. As of June 30, 2000, options to purchase a total of approximately 584,600 shares at $.50 a share were outstanding under the 1996 Plan. The 1996 Plan provides that (a) the exercise price of options granted under the Plan shall not be less than the fair market value of the shares on the date on which the option is granted unless an employee, immediately before the grant, owns more than 10% of the total combined voting power of all classes of stock of the Company or any subsidiaries, whereupon the exercise price shall be at least 110% of the fair market value of the shares on the date on which the option is granted; (b) the term of the option may not exceed ten years and may not exceed five years if the employee owns more than 10% of the total combined voting power of all classes of stock of the Company or any subsidiaries immediately before the grant; (c) the shares of stock may not be disposed of for a period of two years from the date of grant of the option and for a period of one year after the transfer of such shares to the employee; and
(d) at all time from the date of grant of the option and ending on the date three months before the date of the exercise, the employee shall be employed by Company, or a subsidiary of the Company, unless employment is terminated because of disability, in which cased such disabled employee shall be employed from date of grant to a year preceding the date of exercise, or unless such employment is terminated due to death.

         In April 1999, the Board of Directors adopted a new stock option plan (the "1999 Plan"). Under the 1999 Plan, 1,000,000 shares have been reserved for issuance. The Plan provides that the exercise price of options cannot be less than the greater of $.50 or the fair market value of the shares from the date on which the option is granted. The 1999 Plan is similar to all of the other terms and conditions as described above for the 1996 Plan. As of June 30, 2000, options to purchase a total of approximately 100,000 shares at $.50 a share were outstanding under the 1999 Plan.

         As of the date of this filing, the Company has outstanding options and warrants to acquire 1,054,600 shares of Common Stock at an exercise price of $.50 per share. Options to acquire 584,600 shares of Common Stock vest over a three-year period commencing with the fiscal year beginning July 1, 1998 and ending June 30, 2001. Option holders may exercise their option at any time following a vesting year so long as the individual remains employed. Four years of employment are required for vesting. All options must be exercised and payment made no later than June 30, 2001. Unexercised options after that date shall terminate. Employees have a 60-day period after termination of employment to exercise options. The vesting schedule is subject to acceleration in the event of a merger, sale or a change of control of the Company. The remaining 470,000 options and warrants are exercisable at any time at an exercise price of $.50 per share and expire beginning October 30, 1998 through August 15, 2000. For all options and warrants issued, the exercise price of $.50 was determined to be greater than the fair market value as of date of issuance.


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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information with respect to the beneficial ownership of shares of Company Common Stock owned as of June 30, 2000 beneficially by (i) each person who beneficially owns more than 5% of the outstanding Company Common Stock, (ii) each director of the Company, (iii) the President and Chief Executive Officer of the Company (the only executive officer of the Company whose cash and non-cash compensation for services rendered to the Company for the year ended June 30, 2000, exceeded $100,000) and (iv) directors and executive officers of the Company as a group:


                         Amount and Nature of
Name of Beneficial Owner (3)              Beneficial Ownership (1)     Percent of Class (2) (8)
------------------------------------      ------------------------     -----------------------

John E. Nohren, Jr. and
Francis Weaver Nohren (4)(5)                      2,143,216                    21.3
Rose C. Smith (6)                                   604,850                     6.0
Peter Christensen (9)                               624,500                     6.2
Mort Langer (10)                                    245,000                     2.4
Frank Legnaioli (9)                                 591,000                     5.9
Joe Cayre (7)                                     1,350,000                    13.5
Andrew Greenberg (9)                                167,000                     1.7
Barbara Albin                                       555,956                     5.5
All directors and executive officers
As a group (8 persons)                            4,397,066                    43.8



(1)  Represents sole voting and investment power unless otherwise indicated.

(2) Based on approximately 10,043,401 shares of Company Common Stock outstanding as of June 30, 2000 plus, as to each person listed, that portion of the unissued shares of Company Common Stock subject to outstanding options which may be exercised by such person, and as to all directors and executive officers as a group, unissued shares of Company Common Stock as to which the members of such group have the right to acquire beneficial ownership upon the exercise of stock options within the next 60 days.

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

(7) Represents shares held directly and 1,502,666 indirectly by Joe Cayre and his family pursuant to an agreement reached between the Company and the Good Times family of companies. See "Certain Relationships & Related Transactions."

(8) Excludes shares reserved for issuance under outstanding options and warrants.

(9) Includes options to acquire 15,000 shares of Common Stock at an exercise price of $.50 over a 3 year vesting term conditioned upon continued service as an outside director.

(10) Includes options to acquire up to 115,000 shares of Common Stock at an exercise price of $.50 per share.



ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Mr. John E. Nohren, Jr., Chairman of the Board, has assigned the rights to certain patents owned by him, to the Company. The patents are used by the Company for its products. The Company entered into a royalty agreement with John E. Nohren, Jr. on June 30, 1997, expiring on June 30, 2002, and which is renewable at the Company's option. This agreement obligates the Company to pay Mr. Nohren in return for the assignment of his patent rights to the Company, a minimum of $100,000 of royalties per year, with a cap of $300,000 per year, during the term of his active involvement. The royalty payments will be calculated based on five percent of sales of products that incorporate these assigned patents. Upon his full retirement, a three percent royalty shall be paid over the residual life of his patents. See "Executive Compensation-Employment Agreements."

           On October 30, 1997, The Company entered into a stock purchase agreement with Innova Holdings, LLC. In connection with this agreement, The Company issued 1,500,000 shares of its common stock to Innova Holdings, LLC in exchange for the surrender of previously issued warrants to purchase the 11,000,000 shares of the Company's common stock as set forth above. The shares were subsequently transferred to Joe Cayre and other family members. The 1,500,000 shares could not be sold, transferred, assigned, or pledged until October 30, 1999.


ITEM 13. EXHIBITS, CONSOLIDATED FINANCIALS STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)      The following documents are filed as part of this report:

         (1) (2) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

         Financial Statements filed as part of this Report are set forth in
         Item 7 and are presented at page F-1 of this Report; which list is incorporated herein by reference. The Financial Statement schedules and the Report of Independent Auditors as to Schedules follow the Exhibits.

(a)      (3) EXHIBITS.

(b)      Reports on Form 8-K

         None

(c)      Exhibits. See the Indexes to Exhibits below.


INDEX TO EXHIBITS

(1) All of the items below are incorporated by reference to the Registrant's Registration Statement on Form 10KSB, File No. 0-29746.


                                    PART III

ITEM 1.  Index of Exhibits:

         The following exhibits are included as part of this report:


                  ITEM 15B. EXHIBITS AND SEC REFERENCE NUMBERS

Number                              Title of Document                                   Location
------      --------------------------------------------------------------------     --------------

3(a)        Articles of Incorporation, as amended (1)
3(b)        Bylaws (1)
10(a)       [Reserved]
10(b)       Agreement with Rubbermaid Incorporated dated July 21, 1998 (1)
10(c)       [Reserved]
10(d)       Stock Purchase/Warrant Exchange Agreement with GoodTimes
            Entertainment, Inc. dated October 11, 1997 (1)
10(e)       Employment Agreement with Rose C. Smith dated Jun3e 30, 1997 (1)
10(f)       Royalty Agreement with John E. Nohren, Jr. dated June 30, 1997 (1)



10(g)       License Agreement with A. C. International dated May 21, 1998 (1)
10(h)       Supply and Distribution Agreement with Bowline Family Products, Inc.
                      Dated September 26, 1997 (1)
10(i)       [Reserved]
10(j)       Purchase and Supply Agreement with Rose Group dated January 22,
                      1997 (terminated) (1)
10(k)       Real Estate Lease with Carr Rubin Associates dated January 21,
                      1998 (1)
15          Specimen Certificate (1)
99(a)       1996 Incentive Stock Option Plan (1)
99(b)       1999 Incentive Stock Option Plan (1)




                                    PART F/S

ITEM 1.  FINANCIAL STATEMENTS:

         The following is a list of each financial statement filed under ITEM 13 of this Registration Statement:

         1. Audited Financial Statements consisting of the Company's statements of operations, changes in stockholders' equity, and cash flows for the year ended June 30, 1999, as audited by Pender Newkirk & Company, Certified Public Accountant, along with its report thereon.

         2. Audited Financial Statements consisting of a Balance Sheet as of June 30, 2000 and the related statements of operations, changes in stockholders' equity, and cash flows for the year ended June 30, 2000, as audited by Pender Newkirk & Company, Certified Public Accountant, along with its report thereon.


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


INNOVA PURE WATER, INC.


Dated:     October 13, 2000            By: /s/ Rose C. Smith
                                           ------------------------------------
                                           Rose C. Smith
                                           President, Chief Executive Officer,
                                           Director


Dated:     October 13, 2000            By: /s/ John E. Nohren, Jr.
                                           ------------------------------------
                                           John E. Nohren, Jr.
                                           Chairman of the Board of Directors,
                                           Chief Financial Officer



Dated:     October 13, 2000            By: /s/ Robert Connell
                                           ------------------------------------
                                           Robert Connell
                                           Principal Accounting Officer

                            Innova Pure Water, Inc.
                              Financial Statements

                       Years Ended June 30, 2000 and 1999


Contents


Independent Auditors' Report on Financial Statements......................... 1

Financial Statements:

     Balance Sheet........................................................... 2
     Statements of Operations................................................ 3
     Statements of Changes in Stockholders' Equity........................... 4
     Statements of Cash Flows................................................ 5
     Notes to Financial Statements........................................ 6-15

Independent Auditors' Report




Board of Directors
Innova Pure Water, Inc.
Clearwater, Florida


We have audited the accompanying balance sheet of Innova Pure Water, Inc. as of June 30, 2000 and the related statements of operations, changes in stockholders' equity, and cash flows for the years ended June 30, 2000 and 1999. These financial statements are the responsibility of the management of Innova Pure Water, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. These standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Innova Pure Water, Inc. as of June 30, 2000 and the results of its operations and its cash flows for the years ended June 30, 2000 and 1999 in conformity with accounting principles generally accepted in the United States of America.



Pender Newkirk & Company
Certified Public Accountants
Tampa, Florida
August 25, 2000

                            Innova Pure Water, Inc.

                                 BALANCE SHEET

                                 June 30, 2000


Assets
Current assets:
     Cash and cash equivalents                                         $   194,500
     Accounts receivable, trade, net of allowance for doubtful
         accounts of $8,800                                                304,100
     Other receivables, including related party of $116,000                141,800
     Inventories                                                           160,200
     Other current assets                                                    6,000
                                                                       -----------
Total current assets                                                       806,600

Property and equipment, net                                                 85,500

Other assets                                                               298,800
                                                                       -----------
                                                                       $ 1,190,900
                                                                       ===========


Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable, trade                                           $   314,700
     Accrued expenses, including related party of $52,400                  115,300
     Current portion of obligation under capital lease                       4,200
     Current portion of long-term debt                                       7,100
                                                                       -----------
Total current liabilities                                                  441,300
                                                                       -----------
Long-term liabilities:
     Obligation under capital lease, net of current portion                  2,300
     Long-term debt, net of current portion                                  6,300
                                                                       -----------
Total long-term liabilities                                                  8,600
                                                                       -----------
Stockholders' equity:
     Preferred stock; $.001 par value; 2,000,000 shares authorized;
         0 shares issued and outstanding
     Common stock; $.0001 par value; 50,000,000 shares authorized;
         10,078,401 shares issued and 10,043,401 shares outstanding          1,000
     Capital in excess of par value                                      8,066,000
     Accumulated deficit                                                (7,321,100)
                                                                       -----------
                                                                           745,900
     Treasury stock, at cost; 35,000 shares                                 (4,900)
                                                                       -----------
Total stockholders' equity                                                 741,000
                                                                       -----------
                                                                       $ 1,190,900
                                                                       ===========

The accompanying notes are an integral part of the financial statements.

                            Innova Pure Water, Inc.

                            Statements of Operations



                                                             Year Ended June 30,
                                                           2000             1999
                                                       -----------     -----------

Net sales, related parties                                             $   329,000

Net sales, other                                       $   872,800       2,258,400
                                                       -----------     -----------
                                                           872,800       2,587,400

Cost of sales                                              501,600       1,458,500
                                                       -----------     -----------

Gross profit                                               371,200       1,128,900
                                                       -----------     -----------


Operating expenses:
     Selling expenses                                       54,700         137,300
     General and administrative expenses                 1,078,800       1,114,200
     Research and product development                      170,500         149,700
                                                       -----------     -----------
                                                         1,304,000       1,401,200
                                                       -----------     -----------

Net loss from operations                                  (932,800)       (272,300)
                                                       -----------     -----------

Other (income) expenses:
     Interest, net                                         (14,000)        (39,100)
     Loss (gain) on disposal of fixed assets                11,900         (27,600)
     Other                                                  (8,500)       (366,900)
                                                       -----------     -----------
                                                           (10,600)       (433,600)
                                                       -----------     -----------

Net (loss) income                                      $  (922,200)    $   161,300
                                                       ===========     ===========


(Loss) earnings per common share                       $      (.09)    $       .02
                                                       ===========     ===========

(Loss) earnings per common share, assuming dilution    $      (.09)    $       .02
                                                       ===========     ===========

The accompanying notes are an integral part of the financial statements.

                            Innova Pure Water, Inc.

                 Statements of Changes in Stockholders' Equity

                       Years Ended June 30, 2000 and 1999



                                                       Common Stock              Capital In
                                                ----------------------------      Excess Of           Accumulated       Treasury
                                                  Shares           Amount         Par Value             Deficit          Stock
                                                ----------      ------------     -----------        --------------      --------

Balance, June 30, 1998                          10,064,871        $ 1,000        $ 7,980,000        $ (6,560,200)      $  5,700

Compensation for stock
     options issued                                                                   31,200

Stock issued for services
     and exercised options                          14,230                             7,900

Acquisition of treasury
     stock, 23,500 shares                                                                                                 8,000

Issuance of treasury stock
     for services, 23,333
     shares                                                                            6,000                             (8,000)

Retirement of treasury
     stock                                            (700)                           (5,700)                            (5,700)

Net income                                                                                               161,300
                                                ----------        -------        -----------        ------------       --------

 Balance, June 30, 1999                         10,078,401          1,000          8,019,400          (6,398,900)             0

Compensation for stock
     options issued                                                                   41,600

Acquisition of treasury
     stock, 60,000 shares                                                                                                 9,500

Issuance of treasury stock
     for services, 25,000
     shares                                                                            5,000                             (4,600)

Net loss                                                                                                (922,200)
                                                ----------        -------        -----------        ------------       --------

Balance, June 30, 2000                          10,078,401        $ 1,000        $ 8,066,000        $ (7,321,100)      $  4,900
                                                ==========        =======        ===========        ============       ========

The accompanying notes are an integral part of the financial statements.

                            Innova Pure Water, Inc.

                            Statements of Cash Flows


                                                                             Year Ended June 30,
                                                                             2000           1999
                                                                           ---------     ---------

Operating activities
     Net (loss) income                                                     $(922,200)    $ 161,300
                                                                           ---------     ---------
     Adjustments to reconcile net (loss) income to net cash and cash equivalents (used) provided by operating activities:
             Depreciation and amortization                                   144,400       132,100
             Provision for losses on accounts receivable                                    (1,200)
             Loss (gain) on disposal of equipment                             11,900       (27,600)
             Stock issued or subscribed for services                          51,200        51,900
             (Increase) decrease in:
                 Accounts and other receivables                               99,500       400,700
                 Inventories                                                 (35,300)      229,200
                 Other assets                                                  9,900        (5,800)
             Increase (decrease) in accounts payable and
                 accrued expenses                                            336,500      (629,000)
                                                                           ---------     ---------
     Total adjustments                                                       618,100       150,300
                                                                           ---------     ---------
     Net cash and cash equivalents (used) provided by
         operating activities                                               (304,100)      311,600
                                                                           ---------     ---------

Investing activities
     Proceeds from sale of equipment                                                        49,800
     Acquisition of equipment                                                (15,900)      (70,200)
     Acquisition of patents                                                 (126,700)      (77,800)
     (Advances) payments (to) from related parties                           (31,800)        8,800
                                                                           ---------     ---------
     Net cash and cash equivalents used by investing activities             (174,400)      (89,400)
                                                                           ---------     ---------

Financing activities
     Acquisition of treasury stock                                            (9,500)       (8,000)
     Payments on long-term debt                                               (6,600)       (6,100)
     Payments on capital lease obligations                                    (3,600)       (4,800)
     Proceeds from issuance of common stock                                                  1,200
                                                                           ---------     ---------
     Net cash and cash equivalents used by financing activities              (19,700)      (17,700)
                                                                           ---------     ---------

Net (decrease) increase in cash and cash equivalents                        (498,200)      204,500

Cash and cash equivalents, beginning of year                                 692,700       488,200
                                                                           ---------     ---------

Cash and cash equivalents, end of year                                     $ 194,500     $ 692,700
                                                                           =========     =========

Supplemental disclosures of cash flow information and noncash financing activities:
         Cash paid during the year for interest                            $   2,200     $   3,300
                                                                           =========     =========


The accompanying notes are an integral part of the financial statements.

                            Innova Pure Water, Inc.

                         Notes to Financial Statements

                       Years Ended June 30, 2000 and 1999



1.       Nature of Operations

Innova Pure Water, Inc. was incorporated in Florida in 1985 for the purpose of developing, manufacturing, and marketing proprietary, state-of-the-art, effective, and economical in-the-house and portable water purification products. The corporate headquarters is located in Clearwater, Florida. Sales are to both wholesale and retail markets throughout the United States, principally on credit and primarily through strategic alliances. Sales are also made to distributors in several foreign countries.

For the years ended June 30, 2000 and 1999, sales to one and two customers amounted to approximately 64 and 89 percent of net sales, respectively. Accounts receivable from these customers amounted to approximately $288,000 and $50,600 at June 30, 2000 and 1999, respectively. Included in the above amount for the year ended June 30, 1999 are sales to related stockholders of approximately $329,000.

For the years ended June 30, 2000 and 1999, sales to foreign customers amounted to approximately 21 and 7 percent of net sales to unaffiliated customers, respectively. These sales were made to customers in various locations as follows:

                                                  2000           1999
                                               ---------      ----------
         Brazil                                               $    1,000
         Japan                                 $  79,800          72,800
         New Zealand                              47,900          31,000
         England                                                   7,800
         Israel                                   15,000
         South Korea                              23,000
         Other                                    13,600          40,690
                                               ---------      ----------
                                               $ 179,300      $  153,290
                                               =========      ==========


On July 21, 1997, the Company entered into a strategic alliance that includes manufacturing, developing, marketing, and distributing provisions with Rubbermaid Incorporated(R) ("Rubbermaid"). This agreement grants Rubbermaid certain rights to the products and technology of the Company as well as to market and distribute certain products throughout the United States and specific other countries during the term of the agreement. The Company also granted Rubbermaid the non-exclusive right to market and distribute certain products throughout the rest of the world with the exception of specific products and/or markets reserved under pre-existing agreements under other strategic alliances. In addition to the product price, the agreement calls for a limited price adjustment of $.10 per unit for the first 10 million units of products purchased by Rubbermaid. During the year ended June 30, 1999, Rubbermaid and the Company agreed that the

Company is entitled to a minimum of $500,000 less any limited price adjustments already paid. Included in net sales for the years ended June 30, 1999 and 1998 are approximately $144,000 and $100,000, respectively, of revenues relating to this limited price adjustment. In addition, included in other income for the year ended June 30, 1999 is $256,000 for the remaining balance of the agreed upon payment. As of September 23, 1999, this agreement was terminated.

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

         Cash and cash equivalents consist of checking and operating accounts. The cash deposits are with a single financial institution and are in excess of the Federal Deposit Insurance Corporation's insurance coverage limit of $100,000 at June 30, 2000.

         Inventory is stated at the lower of cost, determined by the first-in, first-out method, or market.

         The Company extends credit to its various customers based on the customer's ability to pay. Based on management's review of accounts receivable, an allowance of $8,800 for doubtful accounts is considered necessary.

         Property and equipment are recorded at cost. Depreciation is calculated by the straight-line method over the estimated useful lives of the assets, ranging generally from 3 to 10 years. Additions to and major improvements of property and equipment are capitalized. Repair and maintenance expenditures are charged to expense as incurred. As property or equipment is sold or retired, the applicable cost and accumulated depreciation are eliminated from the accounts and any gain or loss is recorded. Depreciation expense amounted to approximately $87,100 and $107,900 for the years ended June 30, 2000 and 1999, respectively.

         When the Company has long-lived assets that have a possible impairment indicator, the Company estimates the future cash flows from the operation of these assets. If the estimated cash flows recoup the recorded value of the assets, they remain on the books at that value. If the net recorded value cannot be recovered, the assets are written down to their fair market value if lower than the recorded value.

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

         Intangible assets that are included in other assets in the accompanying financial statements are being amortized over their estimated useful life of five years.

         The Company recognizes revenue at the time products are shipped. Any deposits received in advance of product shipment are reflected as liabilities until the products are shipped.


2.       Significant Accounting Policies (continued)

         Financial Accounting Standards Board Statement 123 (FASB 123), "Accounting for Stock-Based Compensation," provides that expense equal to the fair value of all stock-based awards on the date of the grant be recognized over the vesting period. Alternatively, this statement allows entities to continue to apply the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," whereby compensation expense is recorded on the date the options are granted equal to the excess of the market price of the underlying stock over the exercise price. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide pro forma disclosure of the provisions of FASB 123. Under APB Opinion No. 25, the Company recorded approximately $41,600 and $31,200 of compensation expense for the years ended June 30, 2000 and 1999, respectively.

         The Company records shares of common stock as outstanding at the time the Company becomes contractually obligated to issue shares.

3.       Inventories

Inventories consist of:

         Raw materials                                               $ 128,300
         Finished goods                                                 17,600
         Work in process                                                14,300
                                                                     ---------
                                                                     $ 160,200
                                                                     =========


4.       Property and Equipment

Property and equipment consist of:

         Tooling                                                     $ 249,400
         Machinery and equipment                                       235,900
         Vehicles                                                       32,900
         Equipment under capital lease                                  18,100
                                                                     ---------
                                                                     $ 536,300

             Less:
                 Accumulated depreciation                              444,800
                 Accumulated depreciation on equipment
                   under capital lease                                   6,000
                                                                     ---------
                                                                     $  85,500
                                                                     =========

5.       Related Party Transactions and Commitments

The Company entered into an employment agreement with its President and Chief Executive Officer effective June 30, 1997, which provides for her employment for a five-year term ending June 29, 2002. Under the agreement, she is to receive a base salary of $150,000 per year, as well as a bonus of two percent of net sales of the Company, adjusted by the annual gross margin achieved. During the years ended June 30, 2000 and 1999, the President and Chief Executive Officer agreed to a temporary voluntary reduction in base salary to $110,000 and $127,500 per year, respectively. For the years ended June 30, 2000 and 1999, commissions earned under the agreement amounted to approximately $17,400 and $26,400, respectively, and are included in accrued expenses in the accompanying financial statements. The agreement contains a restrictive covenant not to compete for the term of the agreement and for five years following termination of service without cause. The agreement provides for severance payments equal to 200 percent of the annual base compensation due under the agreement in the event there is a "change of control" of the Company, as defined therein, and she is subsequently terminated without cause.

The Company has been assigned the rights to certain patents owned by the majority stockholder of the Company who is also the Chairman of the Board of Directors of the Company. The cost of maintaining these and other patents are included in other assets and amounts to $291,600. The cost is being amortized on a straight-line basis over a five-year period.

Effective June 30, 1997, the Company entered into an agreement with the Chairman of the Board of Directors expiring on December 31, 2002. This agreement obligates the Company to pay him, in return for the assignment of his patent rights, a minimum of $100,000 of royalties per year, with a cap of $300,000 per year. The royalty payments will be calculated based on five percent of sales of products that incorporate these assigned patents. In the event of his termination, a three percent royalty shall be paid over the residual life of his patents. In connection with the assignment, the Company paid $100,000 and $122,100 of royalty expense to the Chairman for the years ended June 30, 2000 and 1999, respectively. At June 30, 2000, $16,700 is included in accrued expenses.

The above employment agreements and assignment of rights to patents and royalty payments are not necessarily indicative of the agreements that would have been entered into by independent parties.

6.       Long-Term Debt

Long-term debt consists of:

         Note payable; 7.25% interest; monthly payments
             of principal and interest of $652 through
             April 30, 2002; collateralized by a vehicle               $ 13,400
         Less amounts currently due                                       7,100
                                                                       --------
                                                                       $  6,300
                                                                       ========

The following is a schedule by year of the principal payments required under this note as of June 30, 2000:

         2001                                                          $  7,100
         2002                                                             6,300
                                                                       --------
                                                                       $ 13,400
                                                                       ========

7.       Capital Lease

The Company has capitalized a rental obligation under a lease of equipment. The obligation, which matures in 2002, represents the total present value of future rental payments discounted at the interest rate implicit in the lease. Future minimum lease payments under the capital lease are as follows:

         Year Ending
            June 30,
         -----------
              2001                                                      $ 4,700
              2002                                                        2,300
                                                                        -------
         Total minimum lease payments                                     7,000
         Less:
             Amount representing interest                                   500
             Amount currently due                                         4,200
                                                                        -------
         Present value of net minimum lease payments, net of
             current portion                                            $ 2,300
                                                                        =======


8.       Lease Commitments

The Company rents its operating facilities under a noncancelable operating lease expiring in March 2003.

The following is a schedule by year of future minimum rental payments required under this lease as of June 30, 2000:

          Year Ending
            June 30,
          -----------
              2001                                                    $  40,800
              2002                                                       39,000
              2003                                                       30,100
                                                                      ---------
                                                                      $ 109,900
                                                                      =========

Rent expense amounted to approximately $121,300 and $120,200 for the years ended June 30, 2000 and 1999, respectively.


9.       Income Taxes

The Company has incurred significant operating losses since its inception that have been carried forward for income tax purposes and, therefore, no tax liabilities have been incurred for the years presented. These operating losses and timing differences due to the excess of amortization for financial reporting purposes over the amount for tax purposes give rise to a deferred tax asset and are as follows:

                                       2000               1999
                                    -----------       -----------

         Deferred tax asset         $ 2,756,200       $ 2,409,500
         Allowance                   (2,756,200)       (2,409,500)
                                    -----------       -----------
                                    $         0       $         0
                                    ===========       ===========

The Company has available at June 30, 2000 approximately $6,790,000 of unused operating loss carryforwards that may be applied against future taxable income, which would reduce taxes payable by approximately $2.7 million in the future. These operating loss carryforwards expire beginning in 2001. Income tax benefits resulting from the utilization of these carryforwards will be recognized in the year in which they are realized for federal and state tax purposes. For the year ended June 30, 1999, the Company utilized approximately $148,500 of these loss carryforwards.


10.      Earnings Per Share

The following data shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock:


                                                                2000                1999
                                                            ------------       -----------

         Net (loss) income                                  $   (922,200)      $   161,300
                                                            ============       ===========

         Weighted average number of common
             shares used in basic EPS                         10,046,886        10,067,847
         Effect of dilutive stock options and warrants                             143,692
                                                            ------------       -----------
         Weighted average number of common shares
             and dilutive potential common stock used
             in diluted EPS                                   10,046,886        10,211,539
                                                            ============       ===========



11.      Preferred Stock

Effective October 24, 1996, the Board of Directors authorized 2,000,000 shares of preferred stock with a par value of $.001 per share. The Board of Directors is authorized to issue the preferred stock in series and to fix, in the manner and to the full extent provided and permitted by law, the rights, preferences, and limitations of each series of preferred stock. At June 30, 2000, there were no shares of preferred stock issued or outstanding.


12.      Stock Options and Warrants

On April 22, 1999, the Company adopted the "1999 Stock Option Plan." Under the plan, options to issue up to 1,000,000 shares of the Company's common stock may be granted. The option price shall not be less than the greater of $.50 per share or 100 percent of the fair market value of the underlying common stock on the date of grant. As of June 30, 2000, 103,000 options had been granted under the plan with various terms and expiration dates.

During the year ended June 30, 1997, the Company reserved 750,000 common shares for issuance under the Company's 1996 incentive stock plan. During the year ended June 30, 1998, 715,000 stock options, net of forfeitures, were granted under this plan at an exercise price of $.50 per share. The options vest over a three-year period beginning July 1, 1998 and expire on June 30, 2001. During the years ended June 30, 2000 and 1999, 0 and 12,600 stock options were exercised under this plan, respectively, and 24,900 and 95,900 stock options were forfeited due to termination of employment, respectively.

12.      Stock Options and Warrants (continued)

Additionally, the Company had an incentive stock option plan for key employees and advisory members. The plan allowed stock options to be granted to officers, employees, directors, and members of the technical and marketing advisory boards of the Company. As of June 30, 1999, all options under this plan had expired.

In addition to the above stock option plans, the Company grants options to various individuals to purchase the Company's common stock at the discretion of the Board of Directors. During the year ended June 30, 1999, the Company granted 120,000 stock options to certain individuals. These options are exercisable at $.50 per share and may be exercised at any time through April 2001. During the years ended June 30, 2000 and 1999, no stock options were exercised under this plan.

The following is a summary of stock option activity during 2000 and 1999:

                                           Directors, Technical
                                           Advisory Board, and
                                            Marketing Advisory             1996 and 1999
                                         Board Stock Option Plan         Stock Option Plans                 Other
                                         -------------------------     ----------------------        ----------------------
                                                        Weighted                     Weighted                      Weighted
                                                         Average                      Average                       Average
                                            Number      Exercise         Number      Exercise         Number       Exercise
                                          of Shares       Price        of Shares       Price        of Shares        Price
                                          ---------     ---------      ---------     --------       ---------      --------

        Options granted and
           outstanding, June 30,
           1998                            108,500        $  .50        715,000        $  .50

        Options granted during
           the year                                                     103,000           .50         120,000         $ .50

        Options expired during
           the year                       (108,500)         (.50)

        Options forfeited during
           the year                                                     (95,900)         (.50)

        Options exercised during
           the year (at a price of
           $.50 per share)                                              (12,600)         (.50)
                                          ---------     --------        -------        ------       ---------         -----
        Options granted and
           outstanding,
           June 30, 1999                         0           .00        709,500           .50         120,000           .50

        Options forfeited during
           the year                                                     (24,900)         (.50)
                                          ---------     --------        -------        ------       ---------         -----
        Options granted and
           outstanding,
           June 30, 2000                         0        $  .00        684,600        $  .50         120,000         $ .50
                                          =========     ========        =======        ======       =========         =====




12.      Stock Options and Warrants (continued)

The following table summarizes the status of options outstanding at June 30, 2000:


                                                  Outstanding Options                     Exercisable Options
                                          ------------------------------------=     --------------------------
                                                                     Weighted                      Weighted
                                                                      Average                       Average
                                                                     Remaining                     Remaining
                                          Exercise                  Contractual                   Contractual
                                           Price       Number           Life         Number          Life
                                          --------     ------       -----------     --------      ------------
         1996 and 1999 Stock
             Option Plans                  $ .50       684,600      2.132 years      489,731      2.58 years
         Other                             $ .50       120,000      1.00 year        120,000      1.00 year
                                                       -------                       -------
                                                       804,600                       609,731
                                                       =======                       =======


In addition to the above, the Company has outstanding at June 30, 2000 warrants to purchase 250,000 shares of the Company's common stock at a price of $.50 per share. The warrants are exercisable at any time through August 15, 2001, at which time the warrants expire.

At June 30, 2000, 250,000 shares of the Company's common stock have been reserved for issuance under these warrants.

FASB 123 requires disclosure of pro forma net income (loss) as if the fair value based method had been applied in measuring compensation costs for common stock options and warrants granted. Pro forma net income (loss) and net income
(loss) per common share are as follows for the years ended June 30, 2000 and 1999:

                                                         2000            1999
                                                      -----------     ---------
As reported:
         Net (loss) income                            $  (922,200)    $ 161,300
                                                      ===========     =========
         Basic (loss) earnings per common share       $      (.09)    $     .02
                                                      ===========     =========
         Diluted (loss) earnings per common share     $      (.09)    $     .02
                                                      ===========     =========

         Pro forma:
         Net (loss) income                            $ 1,021,400)    $  43,600
                                                      ===========     =========
         Basic (loss) income per common share         $      (.10)    $     .00
                                                      ===========     =========
         Diluted (loss) income per common share       $      (.10)    $     .00
                                                      ===========     =========



12.      Stock Options and Warrants (continued)

The weighted average fair value of the options and warrants at their grant date during 1999 was $.17. There were no options or warrants granted during the year ended June 30, 2000. The estimated fair value of each option and warrant granted is calculated using the Black-Scholes option pricing model. The following summarizes the weighted average of the assumptions used in the model:

                                                                         1999
                                                                        ------

         Risk-free interest rate                                          5.44%
         Expected years until exercise                                    5.0
         Expected dividend yield                                            0
         Estimated fair market value of underlying stock                 $ .21


13.      Legal Settlements and Contingencies

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

The Company is currently the plaintiff in a second patent infringement lawsuit entitled Innova/Pure Water, Inc., Plaintiff v. Safari Water Filtration Systems, Inc. d/b/a Safari Outdoor Products, Defendant; Case No. 99-1781-Civ-T-23F filed by the Company on August 4, 1999. The case was filed with the U.S. District Court, Middle District of Florida, Tampa Division. The Company has claimed patent infringement of U.S. Patent 5,609,759 on the part of the defendants. It is not yet possible to evaluate the likelihood of a favorable or unfavorable outcome.

The Company is currently the plaintiff in a patent infringement lawsuit entitled Innova/Pure Water, Inc., Plaintiff v. Brita Products Company, Defendant; Case No. 00-157-Civ-T-26C filed by the Company on February 29, 2000. The case was filed with the U.S. District Court, Middle District of Florida, Tampa Division. The Company has claimed patent infringement of U.S. Patent 5,609,759 on the part of the Defendants. It is not yet possible to evaluate the likelihood of a favorable or unfavorable outcome.