Form 10QSB
period 2000-09-30
INNOVA PURE WATER INC /FL/
filed 2000-11-14
CIK 791994

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                   FORM 10-QSB


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.
                  For the three months ended September 30, 2000

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

Incorporation or Organization)

             13130 56th Court, Suite 609, Clearwater, Florida 33760
             ------------------------------------------------------
                    (Address of Principal Executive Offices)


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

                              [X] YES     [ ] NO

There were 10,043,401 shares of the Registrant's $.0001 par value common stock outstanding as of September 30, 2000.

Transitional Small Business Format (check one)  Yes [ ]    NO [X]

================================================================================

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

    Item 3.     Defaults Upon Senior Securities

    Item 4.     Submission of Matters to a Vote of Security Holders

    Item 5.     Other Matters

    Item 6.     Exhibits and Reports on Form 8-K

Signatures

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS




                             Innova Pure Water, Inc.

                              Financial Statements

                      Three Months Ended September 30, 2000
                              and 1999 (Unaudited)




                                    CONTENTS


Financial Statements:

    Balance Sheet for September 30, 2000 (Unaudited)..........................1
    Statements of Operations for the Three Months
        Ended September 30, 2000 and 1999 (Unaudited).........................2
    Statement of Changes in Stockholders' Equity for the
        Three Months Ended September 30, 2000 (Unaudited).....................3
    Statements of Cash Flows for the Three Months Ended
        September 30, 2000 and 1999 (Unaudited)...............................4
    Notes to Financial Statements...........................................5-6

                             Innova Pure Water, Inc.

                                  Balance Sheet

                               September 30, 2000
                                   (Unaudited)

ASSETS
Current assets:
    Cash and cash equivalents                                       $   121,900
    Accounts receivable, trade                                            5,800
    Other receivables, net of allowance for doubtful accounts
        of $8,800, including related party of $116,000                  133,600
    Inventories                                                         186,900
    Other current assets                                                  5,000
                                                                    -----------
Total current assets                                                    453,200

Property and equipment, net                                              69,500

Other assets                                                            407,300
                                                                    -----------

                                                                    $   930,000
                                                                    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable, trade                                         $   136,000
    Accrued expenses, including related party of $108,900               172,400
    Current portion of obligation under capital lease                     4,300
    Current portion of long-term debt                                     7,200
                                                                    -----------
Total current liabilities                                               319,900
                                                                    -----------
Long-term liabilities:
    Obligation under capital lease, net of current portion                1,100
    Long-term debt, net of current portion                                4,600
                                                                    -----------
Total long-term liabilities                                               5,700
                                                                    -----------
Stockholders' equity:
    Preferred stock; $.001 par value; 2,000,000 shares
        authorized; 0 shares issued and outstanding
    Common stock; $.0001 par value; 50,000,000 shares
        authorized; 10,078,401 shares issued; and
        10,043,401 shares outstanding                                     1,000
    Capital in excess of par value                                    8,074,400
    Accumulated deficit                                              (7,466,100)
                                                                    -----------
                                                                        609,300
    Treasury stock, at cost, 35,000 shares                               (4,900)
                                                                    -----------
Total stockholders' equity                                              604,400
                                                                    -----------

                                                                    $   930,000
                                                                    ===========




The accompanying notes are an integral part of the financial statements.       1

                             Innova Pure Water, Inc.

                            Statements of Operations
                                   (Unaudited)


                                                                                           Three Months Ended
                                                                                              September 30,
                                                                                   --------------------------------
                                                                                         2000              1999
                                                                                   --------------------------------
Net sales                                                                          $      199,300      $     88,900

Cost of sales                                                                             109,300            68,000
                                                                                   --------------------------------

Gross profit                                                                               90,000            20,900
                                                                                   --------------------------------

Operating expenses:
    Selling expenses                                                                        2,400            23,500
    General and administrative expenses                                                   211,300           268,500
    Research and product development                                                       26,500            50,800
                                                                                   --------------------------------
                                                                                          240,200           342,800
                                                                                   --------------------------------

Net loss from operations                                                                 (150,200)         (321,900)
                                                                                   --------------------------------

Other income:
    Gain on sale of assets                                                                   (300)
    Interest, net                                                                          (2,900)           (5,000)
    Other                                                                                  (2,000)           (6,100)
                                                                                   --------------------------------
                                                                                           (5,200)          (11,100)
                                                                                   --------------------------------

Net loss                                                                           $     (145,000)     $   (310,800)
                                                                                   ================================

Loss per common share                                                              $         (.01)     $       (.03)
                                                                                   ================================

Loss per common share, assuming dilution                                           $         (.01)     $       (.03)
                                                                                   ================================




The accompanying notes are an integral part of the financial statements.       2

                             Innova Pure Water, Inc.

                  Statement of Changes in Stockholders' Equity

                      Three Months Ended September 30, 2000
                                   (Unaudited)


                                                Common Stock            Capital In
                                          -----------------------        Excess Of       Accumulated      Treasury
                                            Shares         Amount        Par Value         Deficit          Stock
                                          -------------------------------------------------------------------------
Balance, June 30, 2000                    10,078,401       $1,000      $  8,066,000    $  (7,321,100)    $   4,900

Compensation for stock options                                                8,400
    vested

Net loss for period                                                                         (145,000)
                                          -------------------------------------------------------------------------
Balance, September 30, 2000               10,078,401       $1,000      $  8,074,400    $  (7,466,100)    $   4,900
                                          =========================================================================


















The accompanying notes are an integral part of the financial statements.       3

                             Innova Pure Water, Inc.

                            Statements of Cash Flows
                                   (Unaudited)


                                                                                            Three Months Ended
                                                                                               September 30,
                                                                                     ------------------------------
                                                                                          2000              1999
                                                                                     ------------------------------
OPERATING ACTIVITIES
    Net loss                                                                         $   (145,000)     $   (310,800)
                                                                                     ------------------------------
    Adjustments to reconcile net loss to net cash and cash
        equivalents provided by operating activities:
           Depreciation and amortization                                                   31,300            41,000
           Gain on disposal of equipment                                                     (300)
           Compensation stock and stock options issued for services                         8,400            10,400
           (Increase) decrease in:
               Accounts and other receivables                                             306,500           385,600
               Inventories                                                                (26,700)           20,700
               Other assets                                                                 2,500
           Decrease in accounts payable and accrued expenses                             (204,400)          (38,000)
                                                                                     ------------------------------
    Total adjustments                                                                     117,300           419,700
                                                                                     ------------------------------
    Net cash and cash equivalents (used) provided by operating activities                 (27,700)          108,900
                                                                                     ------------------------------
INVESTING ACTIVITIES
    Proceeds from sale of equipment                                                         1,500
    Acquisition of equipment                                                                                 (7,900)
    Acquisition of patents                                                                (43,700)          (27,000)
    Advances to related parties                                                                             (10,400)
                                                                                     ------------------------------
    Net cash and cash equivalents used by investing activities                            (42,200)          (45,300)
                                                                                     ------------------------------
FINANCING ACTIVITIES
    Payments on long-term debt                                                             (1,600)           (1,600)
    Payments on capital lease obligations                                                  (1,100)             (800)
    Acquisition of treasury stock                                                                            (1,900)
                                                                                     ------------------------------
    Net cash and cash equivalents used by financing activities                             (2,700)           (4,300)
                                                                                     ------------------------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                      (72,600)           59,300

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                            194,500           692,700
                                                                                     ------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                             $    121,900      $    752,000
                                                                                     ==============================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    AND NONCASH FINANCING ACTIVITIES:
        Cash paid during the period for interest                                     $        500      $      1,100
                                                                                     ==============================

During the three months ended September 30, 2000, the Company incurred $82,800 of payables for the acquisition of patents.




The accompanying notes are an integral part of the financial statements.       4

                             Innova Pure Water, Inc.

                          Notes to Financial Statements

           Three Months Ended September 30, 2000 and 1999 (Unaudited)

1.       FINANCIAL STATEMENTS

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three-month periods ended September 30, 2000 and 1999, (b) the financial position at September 30, 2000, and (c) cash flows for the three-month periods ended September 30, 2000 and 1999, have been made.

The unaudited financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended June 30, 2000. The results of operations for the three-month period ended September 30, 2000 are not necessarily indicative of those to be expected for the entire year.

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

3.       EMPLOYMENT AGREEMENT

During the three-month period ended September 30, 2000, the Company entered into a month-to-month employment agreement with an individual to provide advisory services to the chairman and treasurer of the Company. In exchange for these services, the employee will receive a monthly salary of $6,250, to be paid in the form of shares of the Company's common stock. As of September 30, 2000, 6,250 shares of the Company's common stock valued at $1,250 were due and payable to the employee.

                             Innova Pure Water, Inc.

                          Notes to Financial Statements

           Three Months Ended September 30, 2000 and 1999 (Unaudited)

3.       EMPLOYMENT AGREEMENT (CONTINUED)

As part of the employment agreement, the employee was granted an option to purchase 100,000 shares of the Company's common stock at an exercise price of $.50 per share. These options may be exercised beginning September 26, 2001 through September 25, 2003.

The above options have been accounted for under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation expense has been recorded as the exercise price exceeds the fair market value of the underlying stock at the date of grant. Had the provisions of Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation," been applied, compensation expense for the three months ended September 30, 2000 would have amounted to approximately $1,100.

PART I - FINANCIAL INFORMATION

ITEM 2.  MANAGEMENT'S DISCUSSION & ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATION

THIS FILING CONTAINS FORWARD-LOOKING STATEMENTS. THE WORDS "ANTICIPATED," "BELIEVE," "EXPECT," "PLAN," "INTEND," "SEEK," "ESTIMATE," "PROJECT," "WILL," "COULD," "MAY," AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS INCLUDE, AMONG OTHERS, INFORMATION REGARDING FUTURE OPERATIONS, FUTURE CAPITAL EXPENDITURES, AND FUTURE NET CASH FLOW. SUCH STATEMENTS REFLECT THE COMPANY'S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, INCLUDING, WITHOUT LIMITATION, GENERAL ECONOMIC AND BUSINESS CONDITIONS, CHANGES IN FOREIGN, POLITICAL, SOCIAL, AND ECONOMIC CONDITIONS, REGULATORY INITIATIVES AND COMPLIANCE WITH GOVERNMENTAL REGULATIONS, THE ABILITY TO ACHIEVE FURTHER MARKET PENETRATION AND ADDITIONAL CUSTOMERS, AND VARIOUS OTHER MATTERS, MANY OF WHICH ARE BEYOND THE COMPANY'S CONTROL. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES OCCUR, OR SHOULD UNDERLYING ASSUMPTIONS PROVE TO BE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY AND ADVERSELY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, OR OTHERWISE INDICATED. CONSEQUENTLY, ALL OF THE FORWARD-LOOKING STATEMENTS MADE IN THIS FILING ARE QUALIFIED BY THESE CAUTIONARY STATEMENTS AND THERE CAN BE NO ASSURANCE OF THE ACTUAL RESULTS OR DEVELOPMENTS.

Innova cautions readers that in addition to important factors described elsewhere, the following important facts, among others, sometimes have affected, and in the future could affect, the Company's actual results, and could cause the Company's actual results during 2000 and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, Innova.

Income Statement Data

                                                      Three Months Ended
                                                         September 30,
                                               -------------------------------
                                                    2000              1999
                                               -------------------------------
Total revenue                                  $     199,300     $      88,900
                                               ===============================
Net loss                                       $    (145,000)    $    (310,800)
                                               ===============================
Loss per common share - basic                  $        (.01)    $        (.03)
                                               ===============================
Shares used in per share computation              10,043,401        10,068,401
                                               ===============================
Loss per common share - assuming dilution      $        (.01)    $        (.03)
                                               ===============================
Shares used in diluted computation                10,043,401        10,068,401
                                               ===============================

Balance Sheet Data

                                                             September 30,
                                                                  2000
                                                             -------------
         Total assets                                        $    930,000
                                                             ============
         Working capital                                     $    133,300
                                                             ============
         Long-term debt                                      $      5,700
                                                             ============
         Stockholders' equity                                $    604,400
                                                             ============

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

The manufacturer of the Company's telephone equipment does not list our particular system as Year 2000 compliant. The flaw concerns the printing out of voicemail reports where the year would be listed as 00 instead of 2000. Since the system operated normally after January 1, 2000 and the Company does not use this particular reporting function, it is not necessary to replace the telephone system. This was the only potential problem area found in the review of the Company's non-IT systems.

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

Contingencies

At this time, the Company has determined that it does not need to have increased inventory levels on September 30, 2000 or purchase any additional liability insurance due to any litigation that may result from the Year 2000 changeover.

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

RESULTS OF OPERATIONS

Net Sales

Net sales for the three-month period ended September 30, 2000 were $199,300, an increase of 124 percent from the $88,900 of net sales for the comparable period in 1999. This increase is attributable to sales to U.S. Filter (Culligan) during the quarter.

Cost of Sales

For the three months ended September 30, 2000, the cost of sales increased to $109,300 from the $68,000 of costs for the three months ended September 30, 1999. This increase is mainly due to increase in sales.

Gross profit margin increased 21 percentage points for the three months ended September 30, 2000, to a gross profit margin of 45 percent from an overall gross profit margin of 24 percent for the three months ended September 30, 1999. This is principally attributable to higher sales volume that was available to absorb the fixed costs of manufacturing.

Operating Expense

Operating expenses for the three months ended September 30, 2000 were $240,200 as compared to $342,800 for the similar period last year. This 30 percent reduction of operating expenses is principally attributable to cutbacks in overhead expenditures for sales and marketing, research and development, and general and administrative.

Other Income

For the three months ended September 30, 2000, net interest income amounted to $2,900 as compared to net interest income of $5,000 for the three months ended September 30, 1999. This decrease is due to less cash invested in interest bearing securities or accounts with a major national bank.

Other income for the three months ended September 30, 2000 of $2,000 was due to the reimbursement of a retainer by a law firm that was representing the Company.

Income Taxes

Due to the Company's history of operating losses, management has established a valuation allowance in the full amount of the deferred tax assets arising from these losses because management believes it is more likely than not that the Company will not generate sufficient taxable income within the appropriate period to offset these operating loss carryforwards.

Net Income-(Loss)

Net loss for the three months ended September 30, 2000 amounted to $145,000 as compared to net loss of $310,800 for the three months ended September 30, 1999. This decrease in loss is principally attributable to the increase in sales and decrease in operating expenses.

Loss Per Share

For the three months ended September 30, 2000, basic and diluted loss per share amounted to $(.01). For the comparable period in 1999, basic and diluted loss per share amounted to $(.03). The decrease in loss per share is due principally to the decrease in losses between the comparable periods.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

For the three months ended September 30, 2000, net cash used by operating activities amounted to approximately $27,700, a decrease from the net cash provided by operating activities of approximately $108,900 for the comparable period in 1999. The decrease is primarily a result of an increase in cash used to pay down accounts payable and accrued expenses during the quarter compared to the three months ended September 30, 1999.

Investment Activities

The Company's investment activities include equipment purchases, patent acquisitions, and net changes in related party advances.

Net cash used by investing activities for the three months ended September 30, 2000 was approximately $42,200, as compared to net cash used by investing activities of approximately $45,300 for the comparable period in 1999. Cash expended for investing activities is due primarily to expenditures on patent infringement litigation.

Financing Activities

The Company's financing activities include payments on borrowings and capital leases and the acquisition of treasury stock.

Net cash of approximately $2,700 was used by financing activities for the three months ended September 30, 2000, as compared to net cash used by financing activities of approximately $4,300 for the three months ended September 30, 1999. The slight decrease in cash used for financing activities results primarily from the decrease in treasury stock acquisition during the quarter compared to the three months ended September 30, 1999.

CAPITAL RESOURCES

At September 30, 2000, the Company does not have any material commitments for capital expenditures other than for those expenditures incurred in the ordinary course of business.

The Company believes that its current operations and cash balances will be sufficient to satisfy its currently anticipated cash requirements for the next 12 months. However, additional capital could be required in excess of the Company's liquidity, requiring it to raise additional capital through an equity offering, or secured or unsecured debt financing. The availability of additional capital resources will depend on prevailing market conditions, interest rates, and the existing financial position and results of operations of the Company.

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

ITEM 2.  CHANGES IN SECURITIES

During the three-month period ended September 30, 2000, there was no modification of any instruments defining the rights of holders of the Company's common stock and no limitation or qualification of the rights evidenced by the Company's common stock as a result of the issuance of any other class of securities or the modification thereof.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

During the three-month period ended September 30, 2000, the Company was not in default on any of its indebtedness.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the three-month period ended September 30, 2000, the Company did not submit any matters to a vote of its security holders.

ITEM 5.  OTHER MATTERS

The Company does not have any material information to report with respect to the three-month period ended September 30, 2000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits included herewith are:
          (27) Financial Data Schedule

(b)   Reports on Form 8-K - None

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:


                                          INNOVA PURE WATER, INC.


Dated: November 14, 2000                  By: /s/ Rose C. Smith
       -----------------                      ----------------------------------
                                              Rose C. Smith
                                              President, Chief Executive Officer
                                              Director


Dated: November 14, 2000                  By: /s/ John E. Nohren, Jr.
       -----------------                      ----------------------------------
                                              John E. Nohren, Jr.
                                              Chairman of the Board of Directors
                                              Chief Financial Officer


Dated: November 14, 2000                  By: /s/ Robert Connell
       -----------------                      ----------------------------------
                                              Robert Connell
                                              Controller