Form 10QSB
period 2000-12-31
INNOVA PURE WATER INC /FL/
filed 2001-02-27
CIK 791994

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

                                  FORM 10-QSB


           [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.
                For the quarterly period ended December 31, 2000

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

                             [X] YES     [ ] NO

There were 10,043,401 shares of the Registrant's $.0001 par value common stock outstanding as of December 31, 2000

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

    Item 3.     Defaults Upon Senior Securities

    Item 4.     Submission of Matters to a Vote of Security Holders

    Item 5.     Other Matters

    Item 6.     Exhibits and Reports on Form 8-K

Signatures

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS





                            Innova Pure Water, Inc.

                              Financial Statements

       Three and Six Months Ended December 31, 2000 and 1999 (Unaudited)











                                    CONTENTS


Financial Statements:

    Balance Sheet for December 31, 2000 (Unaudited)........................   1

    Statements of Operations for the Three and Six Months
        Ended December 31, 2000 and 1999 (Unaudited).......................   2

    Statement of Changes in Stockholders' Equity for the
        Six Months Ended December 31, 2000 (Unaudited).....................   3

    Statements of Cash Flows for the Six Months Ended
        December 31, 2000 and 1999 (Unaudited).............................   4

    Notes to Financial Statements.......................................... 5-6

                            Innova Pure Water, Inc.

                                 Balance Sheet

                         December 31, 2000 (Unaudited)


ASSETS
Current assets:
    Cash and cash equivalents                                   $    25,800
    Accounts receivable, trade                                       18,800
    Other receivables, including related party of $77,900,
        net of allowance for doubtful accounts of $20,000            85,300
    Inventories                                                     160,600
    Other current assets                                              5,000
                                                                -----------
Total current assets                                                295,500

Property and equipment, net                                          64,000

Other assets:
    Patents, net                                                    427,800
    Other receivables, related party                                 31,100
    Other                                                             5,700
                                                                -----------
Total other assets                                                  464,600
                                                                -----------
                                                                $   824,100
                                                                ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable, trade                                     $   160,300
    Accrued expenses, including related party of $107,400           180,400
    Current portion of obligations under capital leases               4,400
                                                                -----------
Total current liabilities                                           345,100
                                                                -----------
Long-term liabilities:
    Accrued expenses, related party                                  79,600
                                                                -----------
Stockholders' equity:
    Preferred stock; $.001 par value; 2,000,000 shares
        authorized; 0 shares issued and outstanding                       0
    Common stock; $.0001 par value; 50,000,000 shares
        authorized; 10,078,401 shares issued; and
        10,043,401 shares outstanding                                 1,000
    Capital in excess of par value                                8,085,500
    Accumulated deficit                                          (7,682,200)
                                                                -----------
                                                                    404,300
    Treasury stock, at cost, 35,000 shares                           (4,900)
                                                                -----------
Total stockholders' equity                                          399,400
                                                                -----------

                                                                $   824,100
                                                                ===========


The accompanying notes are an integral part of the financial statements.

                            Innova Pure Water, Inc.

                            Statements of Operations
                                  (Unaudited)


                                        Three Months Ended               Six Months Ended
                                           December 31,                     December 31,
                                  -----------------------------     -----------------------------
                                      2000             1999             2000             1999
                                  ------------     ------------     ------------     ------------

Net sales, other                  $     80,100     $     46,200     $    279,400     $    135,100

Cost of sales                           47,900           41,600          157,200          109,600
                                  ------------     ------------     ------------     ------------

Gross profit                            32,200            4,600          122,200           25,500
                                  ------------     ------------     ------------     ------------

Operating expenses:
    Selling expenses                     4,200           13,800            6,600           37,300
    General and administrative
        expenses                       233,100          264,500          444,400          533,000
    Research and product
        development                     18,300           36,000           44,800           86,800
                                  ------------     ------------     ------------     ------------
                                       255,600          314,300          495,800          657,100
                                  ------------     ------------     ------------     ------------

Net loss from operations              (223,400)        (309,700)        (373,600)        (631,600)
                                  ------------     ------------     ------------     ------------

Other income:
    Gain on sale of assets                                                  (300)
    Interest, net                       (1,000)          (5,200)          (3,900)         (10,200)
    Other                               (6,300)          (1,300)          (8,300)          (7,400)
                                  ------------     ------------     ------------     ------------
                                        (7,300)          (6,500)         (12,500)         (17,600)
                                  ------------     ------------     ------------     ------------

Net loss                          $   (216,100)    $   (303,200)    $   (361,100)    $   (614,000)
                                  ============     ============     ============     ============

Loss per common share             $       (.02)    $       (.03)    $       (.04)    $       (.06)
                                  ============     ============     ============     ============

Weighted average number of
    common shares outstanding       10,043,401       10,055,575       10,043,401       10,064,270
                                  ============     ============     ============     ============


The accompanying notes are an integral part of the financial statements.

                            Innova Pure Water, Inc.

                  Statement of Changes in Stockholders' Equity

                 Six Months Ended December 31, 2000 (Unaudited)


                                   Common Stock       Capital In
                              --------------------     Excess Of    Accumulated    Treasury
                                Shares      Amount     Par Value      Deficit        Stock
                              ----------    ------    ----------    ------------   --------

Balance, June 30, 2000        10,078,401    $1,000    $8,066,000    $(7,321,100)    $4,900

Compensation for stock
    options vested                                        19,500

Net loss                                                               (361,100)
                              ----------    ------    ----------    ------------    ------
Balance, December 31, 2000    10,078,401    $1,000    $8,085,500    $(7,682,200)    $4,900
                              ==========    ======    ==========    ===========     ======































The accompanying notes are an integral part of the financial statements.

                            Innova Pure Water, Inc.

                            Statements of Cash Flows
                                  (Unaudited)


                                                                      Six Months Ended
                                                                        December 31,
                                                                     2000         1999
                                                                  ---------     ---------

OPERATING ACTIVITIES
    Net loss                                                      $(361,100)    $(614,000)
                                                                  ---------     ---------
    Adjustments to reconcile net loss to net cash and cash
        equivalents used by operating activities:
           Depreciation and amortization                             60,900        80,900
           Gain on disposal of equipment                               (300)
           Increase in provision for doubtful accounts               11,200
           Compensation for stock options issued for services        19,500        20,800
           (Increase) decrease in:
               Accounts and other receivables                       292,500       369,200
               Inventories                                             (400)       33,400
               Other assets                                           2,500
           Decrease in accounts payable and accrued expenses       (253,700)      (60,200)
                                                                  ---------     ---------
    Total adjustments                                               132,200       444,100
                                                                  ---------     ---------
    Net cash and cash equivalents used by operating activities     (228,900)     (169,900)
                                                                  ---------     ---------

INVESTING ACTIVITIES
    Proceeds from sale of equipment                                   1,500
    Acquisition of equipment                                         (7,100)      (10,900)
    Acquisition of patents                                          (47,400)      (33,600)
    Advances (payments) from (to) related parties                     7,000       (37,100)
                                                                  ---------     ---------
    Net cash and cash equivalents used by investing activities      (46,000)      (81,600)
                                                                  ---------     ---------

FINANCING ACTIVITIES
    Payments on long-term debt                                      (13,400)       (3,300)
    Payments on capital lease obligations                            (2,100)       (1,700)
    Acquisition of treasury stock                                                  (6,400)
    Advances from related parties                                   121,700
                                                                  ---------     ---------
    Net cash and cash equivalents provided (used) by
        financing activities                                        106,200       (11,400)
                                                                  ---------     ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                          (168,700)     (262,900)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      194,500       692,700
                                                                  ---------     ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                          $  25,800     $ 429,800
                                                                  =========     =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    AND NONCASH FINANCING ACTIVITIES:
        Cash paid during the year for interest                    $     700     $   1,200
                                                                  =========     =========

           During the six months ended December 31, 2000, the Company incurred $122,300 of payables for the acquisition of patents.

The accompanying notes are an integral part of the financial statements.

                            Innova Pure Water, Inc.

                         Notes to Financial Statements

       Three and Six Months Ended December 31, 2000 and 1999 (Unaudited)



1.       FINANCIAL STATEMENTS

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three- and six-month periods ended December 31, 2000 and 1999, (b) the financial position at December 31, 2000, and (c) cash flows for the six-month periods ended December 31, 2000 and 1999, have been made.

The unaudited financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended June 30, 2000. The results of operations for the three- and six-month periods ended December 31, 2000 and 1999 are not necessarily indicative of those to be expected for the entire year.


2.       SUBSEQUENT EVENT

The Company was the plaintiff in a patent infringement lawsuit entitled Innova/Pure Water, Inc. v. Brita Products Company ("Brita"), Defendant; Case No. 00-157-Civ-T-26C filed by the Company on February 29, 2000. The case was filed with the U.S. District Court, Middle District of Florida, Tampa Division. The Company has claimed patent infringement of U.S. Patent 5,609,759 on the part of the Defendants. Subsequent to December 31, 2000, the Company and Brita reached a settlement agreement on terms favorable to the Company.

Subsequent to December 31, 2000, the Company issued 420,142 shares of its common stock in settlement of compensation owed to the Company's chairman and an employee totaling $79,600. This amount has been reflected as long-term on the accompanying balance sheet as it has subsequently been relieved without the use of current assets.



3.       CONTINGENCIES

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

                            Innova Pure Water, Inc.

                         Notes to Financial Statements

       Three and Six Months Ended December 31, 2000 and 1999 (Unaudited)


4.       EMPLOYMENT AGREEMENT

During the six-month period ended December 31, 2000, the Company entered into a month-to-month employment agreement with an individual to provide advisory services to the chairman and treasurer of the Company. In exchange for these services, the employee will receive a monthly salary of $6,250 to be paid in the form of shares of the Company's common stock. Both parties agreed to the termination of this agreement as of November 28, 2000. As of December 31, 2000, 72,809 shares of the Company's common stock valued at $12,916 were due and payable to the employee.

As part of the employment agreement, if the employee was employed by the Company for more than 12 months, he would be granted an option to purchase 100,000 shares of the Company's common stock at an exercise price of $.50 per share. These options were exercisable beginning September 26, 2001 through September 25, 2003; however, these options are no longer outstanding or exercisable as the employment agreement was terminated.


5.       STOCKHOLDERS' EQUITY

During the six months ended December 31, 2000, the Company recognized $19,500 of compensation expense for stock options issued in a prior period. Other than those issued in connection with the employment agreement described in Note 4, no new stock options were granted in the current period.

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

INCOME STATEMENT DATA


                                Three Months                     Six Months
                             Ended December 31,              Ended December 31,
                        ----------------------------    ---------------------------
                            2000            1999            2000           1999
                        ------------    ------------    ------------    -----------

Total revenue           $     80,100    $     46,200    $    279,400    $   135,100
                        ============    ============    ============    ===========
Net loss                $   (216,100)   $   (303,200)   $   (361,100)   $  (614,000)
                        ============    ============    ============    ===========
Loss per common
   share -  basic       $       (.02)   $       (.03)   $       (.04)   $      (.06)
                        ============    ============    ============    ===========
Shares used in per
   share computation      10,043,401      10,055,575      10,043,401     10,064,270
                        ============    ============    ============    ===========

BALANCE SHEET DATA

                                                         December 31,
                                                             2000
                                                         ----------

        Total assets                                     $ 824,100
                                                         ==========
        Working capital                                  $ (49,600)
                                                         ==========
        Long-term debt                                   $       0
                                                         ==========
        Stockholders' equity                             $ 399,400
                                                         ==========

RESULTS OF OPERATIONS

Net Sales

Net sales for the three-month period ended December 31, 2000 totaled $80,100, an increase of 73 percent from the $46,200 of net sales for the comparable period in 1999. Net sales for the six-month period ended December 31, 2000 totaled $279,400, a 107 percent increase over the $135,100 of net sales for the comparable period in 1999. This increase in sales for both the three- and six-month periods ended December 31, 2000 is attributable to sales to U.S. Filter (Culligan) during the quarter.

Cost of Sales

For the three months ended December 31, 2000, the cost of sales increased to $47,900 from the $41,600 of costs for the three months ended December 31, 1999. This increase is mainly due to the increase in sales.

Gross profit margin increased 30 percent for the three months ended December 31, 2000 to a gross profit margin of 40 percent from an overall gross profit margin of 10 percent for the three months ended December 31, 1999. This is principally attributable to higher sales volume that was available to absorb the fixed cost of manufacturing.

For the six months ended December 31, 2000, the cost of sales increased to $157,200 from the $109,600 of costs for the six months ended December 31, 1999. This increase is mainly due to the increase in sales.

Operating Expense

Operating expenses for the three months ended December 31, 2000 were $255,600 as compared to $314,300 for the similar period last year. This 19 percent decrease of operating expenses is principally attributable to cut backs in overhead expenditures for sales and marketing, research and development, and general and administrative expenses.

Operating expenses for the six months ended December 31, 2000 were $495,800, or 177 percent of net sales. For the comparable period in 1999, operating costs amounted to $657,100, or 486 percent of net sales. The 309 percent decrease as a percentage of sales between these periods is due to the increase in sales and the cut back in overhead expenditures for sales and marketing, research and development, and general and administrative expenses.

Other Income

For the three months ended December 31, 2000, net interest income amounted to $1,000 as compared to net interest income of $5,200 for the three months ended December 31, 1999. This decrease is due to less cash invested in interest bearing securities or accounts with a major national bank.

For the six months ended December 31, 2000, net interest income amounted to $3,900, as compared to net interest income of $10,200 for the six months ended December 31, 1999. Again, this decrease is attributable to less cash being invested in interest bearing securities or accounts with a major national bank.

Other income for the three and six months ended December 31, 2000 of $6,300 and $8,300, respectively, was due to reimbursement of a legal retainer, patent renewal fees, and royalty income. Other income of $1,300 and $7,400 for the three and six months ended December 31, 1999 was due to the distribution of income from a trust fund administered by a legal firm representing the Company.

Income Taxes

Due to the Company's history of operating losses, management has established a valuation allowance in the full amount of the deferred tax assets arising from these losses because management believes it is more likely than not that the Company will not generate sufficient taxable income within the appropriate period to offset these operating loss carryforwards.

Net Loss

Net loss for the three months ended December 31, 2000 amounted to $216,100 as compared to a net loss of $303,200 for the three months ended December 31, 1999. This decrease in the net loss is principally attributable to the increase in sales and decrease in operating expenses.

Net loss for the six months ended December 31, 2000 amounted to $361,100 as compared to net loss of $614,000 for the comparable period in 1999. The decrease in net income is primarily a result of the increase in sales and decrease in operating expenses.

Loss Per Share

For the three months ended December 31, 2000, basic and diluted loss per share amounted to $(.02). For the comparable period in 1999, basic and diluted loss per share amounted to $(.03). The decrease in loss per share is due principally to the decrease in losses between the comparable periods.

For the six months ended December 31, 2000, basic and diluted loss per share amounted to $(.04). For the comparable period in 1999, basic and diluted loss per share amounted to $(.06). This turnaround is due to the decrease in losses between the comparable periods.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

For the six months ended December 31, 2000, net cash used by operating activities amounted to $228,900, an increase from the net cash used by operating activities of $169,900 for the comparable period in 1999. The increase in net cash used is primarily a result of increases in accounts payable and accrued expenses.

Investment Activities

The Company's investment activities include equipment purchases, patent acquisitions, and net changes in related party advances.

Net cash used by investing activities for the six months ended December 31, 2000 was $46,000, as compared to net cash used by investing activities of $81,600 for the comparable period in 1999. The decrease in net cash expended for investing activities is due primarily to a decrease in advances made to related parties during the comparable periods.

Financing Activities

The Company's financing activities include payments on borrowings and capital leases, advances received from related parties, and the acquisition of treasury stock.

Net cash of $12,700 was provided by financing activities for the six months ended December 31, 2000, as compared to net cash used by financing activities of $11,400 for the six months ended December 31, 1999. The increase in net cash provided by financing activities results from funds advanced from related parties.


CAPITAL RESOURCES

At December 31, 2000, the Company does not have any material commitments for capital expenditures other than for those expenditures incurred in the ordinary course of business.

The Company is currently seeking additional revenue sources, expanding its customer base, and seeking additional equity capital. Additional capital could be required in excess of the Company's liquidity, requiring it to raise additional capital through an equity offering, secured or unsecured debt financing. The availability of additional capital resources will depend on prevailing market conditions, interest rates, and the existing financial position and results of operations of the Company.

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

The Company was the plaintiff in a patent infringement lawsuit entitled Innova/Pure Water, Inc. v. Brita Products Company ("Brita"), Defendant; Case No. 00-157-Civ-T-26C filed by the Company on February 29, 2000. The case was filed with the U.S. District Court, Middle District of Florida, Tampa Division. The Company has claimed patent infringement of U.S. Patent 5,609,759 on the part of the Defendants. Subsequent to December 31, 2000, the Company and Brita reached a settlement agreement on terms favorable to the Company.



ITEM 2.  CHANGES IN SECURITIES

During the six-month period ended December 31, 2000, there was no modification of any instruments defining the rights of holders of the Company's common stock and no limitation or qualification of the rights evidenced by the Company's common stock as a result of the issuance of any other class of securities or the modification thereof.

ITEM 3.  DEFAULTS ON SENIOR SECURITIES

During the six-month period ended December 31, 2000, the Company was not in default on any of its indebtedness.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the six-month period ended December 31, 2000, the Company did not submit any matters to a vote of its security holders.

ITEM 5.  OTHER MATTERS

The Company does not have any material information to report with respect to the six-month period ended December 31, 2000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits included herewith are:
                  None

         (b)      Reports on Form 8-K - None

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

                                       INNOVA PURE WATER, INC.



Dated: February 14, 2001               By: /s/ Rose C. Smith
       -----------------                   ------------------------------------
                                            Rose C. Smith
                                            President, Chief Executive Officer
                                            Director



Dated: February 14, 2001               By: /s/ John E. Nohren, Jr.
       -----------------                   ------------------------------------
                                            John E. Nohren, Jr.
                                            Chairman of the Board of Directors
                                            Chief Financial Officer



Dated: February 14, 2001               By: /s/ Robert Connell
       -----------------                   ------------------------------------
                                            Robert Connell
                                            Principal Accounting Officer