Form 10QSB
period 2001-03-31
INNOVA PURE WATER INC /FL/
filed 2001-05-15
CIK 791994

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.
                  For the quarterly period ended March 31, 2001

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

                                 [X] YES  [ ] NO

There were 10,470,208 shares of the Registrant's $.0001 par value common stock outstanding as of March 31, 2001.

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

    Item 3.     Defaults Upon Senior Securities

    Item 4.     Submission of Matters to a Vote of Security Holders

    Item 5.     Other Matters

    Item 6.     Exhibits and Reports on Form 8-K

Signatures

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                             Innova Pure Water, Inc.

                              Financial Statements

                           Three and Nine Months Ended
                       March 31, 2001 and 2000 (Unaudited)



                                    CONTENTS

Financial Statements:

    Balance Sheet for March 31, 2001 (Unaudited)................................................   1
    Statements of Operations for the Three and Nine Months
        Ended March 31, 2001 and 2000 (Unaudited)...............................................   2
    Statement of Changes in Stockholders' Equity for the
        Nine Months Ended March 31, 2001 (Unaudited)............................................   3
    Statements of Cash Flows for the Nine Months Ended
        March 31, 2001 and 2000 (Unaudited).....................................................   4
    Notes to Financial Statements............................................................... 5-6

                             Innova Pure Water, Inc.

                                  Balance Sheet

                                 March 31, 2001
                                   (Unaudited)

ASSETS
Current assets:
    Cash and cash equivalents                                                         $   133,900
    Accounts receivable, trade                                                             19,900
    Other receivables, including related party of $ 88,000, net of
        allowance for doubtful accounts of $ 24,800                                       146,000
    Inventories                                                                           186,500
    Other current assets                                                                   11,000
                                                                                      -----------
Total current assets                                                                  $   497,300

Property and equipment, net                                                                52,000

Other assets:
    Patents, net                                                                          427,900
    Other receivables, related party                                                       31,100
    Other                                                                                   5,700
                                                                                      -----------
Total other assets                                                                        464,700
                                                                                      -----------

                                                                                      $ 1,014,000
                                                                                      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable, trade                                                           $   120,000
    Accrued expenses, including related party of $ 141,600                                233,000
    Current portion of obligation under capital lease                                       3,400
                                                                                      -----------
Total current liabilities                                                                 356,400
                                                                                      -----------

Stockholders' equity:
    Preferred stock; $.001 par value; 2,000,000 shares
        authorized; 0 shares issued and outstanding
    Common stock; $.0001 par value; 50,000,000 shares
        authorized; 10,498,543 shares issued; and
        10,470,208 shares outstanding                                                       1,000
    Capital in excess of par value                                                      8,177,200
    Accumulated deficit                                                                (7,516,900)
                                                                                      -----------
                                                                                          661,300
    Treasury stock, at cost, 28,335 shares                                                 (3,700)
                                                                                      -----------
Total stockholders' equity                                                                657,600
                                                                                      -----------
                                                                                      $ 1,014,000
                                                                                      ===========


The accompanying notes are an integral part of the financial statements.       1

                             Innova Pure Water, Inc.

                            Statements of Operations
                                   (Unaudited)

                                            Three Months Ended                      Nine Months Ended
                                                 March 31,                              March 31,
                                      -------------------------------         -------------------------------
                                           2001                2000               2001                2000
                                      -------------------------------         -------------------------------
Net sales                             $   101,500         $    55,600         $   380,900         $   190,700

Cost of sales                              58,700              46,900             215,900             156,500
                                      -------------------------------         -------------------------------

Gross profit                               42,800               8,700             165,000              34,200
                                      -------------------------------         -------------------------------

Operating expenses:
    Selling expenses                        4,700               4,500              11,300              41,800
    General and administrative
        expenses                          250,700             278,100             695,100             811,100
    Research and product
        development                        20,300              53,100              65,100             139,900
                                      -------------------------------         -------------------------------
                                          275,700             335,700             771,500             992,800
                                      -------------------------------         -------------------------------

Net loss from operations                 (232,900)           (327,000)           (606,500)           (958,600)
                                      -------------------------------         -------------------------------

Other income:
    Interest, net                            (700)             (2,200)             (4,600)            (12,400)
    Loss on sale of assets                  1,300                                   1,000
    Other                                (398,600)                               (407,100)             (7,400)
                                      -------------------------------         -------------------------------
                                         (398,000)             (2,200)           (410,700)            (19,800)
                                      -------------------------------         -------------------------------

Net income/(loss)                     $   165,100         $  (324,800)        $  (195,800)        $  (938,800)
                                      ===============================         ===============================

Income/(Loss) per common share        $       .02         $      (.03)        $      (.02)               (.09)
                                      ===============================         ===============================

Weighted average number of
    common shares outstanding          10,217,607          10,043,401          10,100,622          10,057,237
                                      ===============================         ===============================


The accompanying notes are an integral part of the financial statements.       2

                             Innova Pure Water, Inc.

                  Statement of Changes in Stockholders' Equity

                        Nine Months Ended March 31, 2001
                                   (Unaudited)


                                             Common Stock               Capital In
                                       -------------------------        Excess Of           Accumulated        Treasury
                                         Shares           Amount        Par Value             Deficit            Stock
                                       ---------------------------------------------------------------------------------
Balance, June 30, 2000                 10,078,401        $ 1,000        $ 8,066,000        $ (7,321,100)        $ (4,900)

Compensation for stock
    options vested                                                           30,500

Stock issued for services                 420,142                            79,600

Treasury stock issued
    For services (6,665 shares)                                               1,100                                1,200

Net loss                                                                                       (195,800)
                                       ---------------------------------------------------------------------------------

Balance, March 31, 2001                10,498,543        $ 1,000        $ 8,177,200        $ (7,516,900)        $ (3,700)
                                       =================================================================================


The accompanying notes are an integral part of the financial statements.       3

                             Innova Pure Water, Inc.

                            Statements of Cash Flows
                                   (Unaudited)

                                                                                        Nine Months Ended
                                                                                             March 31,
                                                                                 -------------------------------
                                                                                     2001                2000
                                                                                 -------------------------------
OPERATING ACTIVITIES
    Net loss                                                                     $ (195,800)          $ (938,800)
                                                                                 -------------------------------
    Adjustments to reconcile net loss to net cash and
        cash equivalents used by operating activities:
           Depreciation and amortization                                             94,300              111,500
           Loss on disposal of equipment                                              1,000
           Increase in provision for doubtful accounts                               16,100
           Compensation for stock and stock options issued for services              30,500               31,200
           Treasury stock issued for services                                         2,300
           (Increase) decrease in:
               Accounts and other receivables                                       235,900              368,700
               Inventories                                                          (26,300)              40,300
               Other assets                                                          (3,500)              (3,500)
           (Decrease) increase in accounts payable and accrued expenses            (179,300)              16,200
                                                                                 -------------------------------
    Total adjustments                                                               171,000              564,400
                                                                                 -------------------------------
    Net cash and cash equivalents used by operating activities                      (24,800)            (374,400)
                                                                                 -------------------------------

INVESTING ACTIVITIES
    Proceeds from sale of equipment                                                   1,500
    Acquisition of equipment                                                         (7,400)             (11,900)
    Acquisition of patents                                                         (179,100)             (54,300)
    Advances (payments) from (to) related parties                                    (3,100)             (37,300)
                                                                                 -------------------------------
    Net cash and cash equivalents used by investing activities                     (188,100)            (103,500)
                                                                                 -------------------------------

FINANCING ACTIVITIES
    Payments on long-term debt                                                      (13,400)              (4,900)
    Payments on capital lease obligations                                            (3,100)              (2,700)
    Advances from related parties                                                   168,800
    Acquisition of treasury stock                                                                         (6,400)
                                                                                 -------------------------------
    Net cash and cash equivalents provided by financing activities                  152,300              (14,000)
                                                                                 -------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                (60,600)            (491,900)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                      194,500              692,700
                                                                                 -------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                         $  133,900           $  200,800
                                                                                 ===============================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    AND NONCASH INVESTING ACTIVITIES:
        Cash paid during the period for interest                                 $      900           $    1,700
                                                                                 ===============================

         During the nine months ended March 31, 2001, the Company incurred $13,100 of payables for the acquisition of patents.

         The Company issued 420,142 shares of common stock in lieu of $79,600 of deferred compensation. This transaction was accounted for as a non-cash transaction.


The accompanying notes are an integral part of the financial statements.       4

                             Innova Pure Water, Inc.

                          Notes to Financial Statements

                           Three and Nine Months Ended
                       March 31, 2001 and 2000 (Unaudited)


1.       FINANCIAL STATEMENTS

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three- and nine-month periods ended March 31, 2001 and 2000,
(b) the financial position at March 31, 2001, and (c) cash flows for the nine-month periods ended March 31, 2001 and 2000, have been made.

The unaudited financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended June 30, 2000. The results of operations for the three- and nine-month periods ended March 31, 2001 and 2000 are not necessarily indicative of those to be expected for the entire year.

2.       CONTINGENCIES

The Company was the plaintiff in a patent infringement lawsuit entitled Innova/Pure Water, Inc. v. Brita Products Company ("Brita"), Defendant; Case No. 00-157-Civ-T-26C filed by the Company on February 29, 2000. The case was filed with the U.S. District Court, Middle District of Florida, Tampa Division. The Company claimed patent infringement of U.S. Patent 5,609,759 on the part of the Defendants. On February 26, 2001, the Company and Brita reached a settlement agreement on terms management feels is favorable to the Company.

The Company is currently the plaintiff in a second patent infringement lawsuit entitled Innova/Pure Water, Inc. v. Safari Water Filtration Systems, Inc. d/b/a Safari Outdoor Products, Defendant; Case No. 99-1781-Civ-T-23F filed by the Company on August 4, 1999. The case was filed with the U.S. District Court, Middle District of Florida, Tampa Division. The Company has claimed patent infringement of U.S. Patent 5,609,759 on the part of the Defendants. It is not yet possible to evaluate the likelihood of a favorable or unfavorable outcome.

                             Innova Pure Water, Inc.

                          Notes to Financial Statements

                           Three and Nine Months Ended
                       March 31, 2001 and 2000 (Unaudited)


3.       EMPLOYMENT AGREEMENT

During the period ended December 31, 2000, the Company entered into a month-to-month employment agreement with an individual to provide advisory services to the chairman and treasurer of the Company. In exchange for these services, the employee would receive a monthly salary of $6,250 to be paid in the form of shares of the Company's common stock. Both parties agreed to the termination of this agreement as of November 28, 2000.

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

4.       STOCKHOLDERS' EQUITY

During the nine months ended March 31, 2001, the Company recognized $30,500 of compensation expense for stock options issued in a prior period. Other than those issued in connection with the employment agreement described in Note 3, no new stock options were granted in the current period.

During the nine months ended March 31, 2001, the Company issued 420,142 shares of its common stock in settlement of compensation owed to the Company's chairman and an employee totaling $79,600.

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

Innova cautions readers that in addition to important factors described elsewhere, the following important facts, among others, sometimes have affected, and in the future could affect, the Company's actual results, and could cause the Company's actual results during 2001 and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, Innova.

INCOME STATEMENT DATA

                                                   Three Months                           Nine Months
                                                  Ended March 31,                        Ended March 31,
                                          --------------------------------------------------------------------
                                               2001             2000               2001                2000
                                          --------------------------------------------------------------------
          Total revenue                   $    101,500      $     55,600       $    380,900       $    190,700
                                          ====================================================================
          Net income/(loss)               $    165,100      $   (324,800)      $   (195,800)      $   (938,800)
                                          ====================================================================
          Income/(Loss) earnings per
             common share -
             basic                        $        .02      $       (.03)      $       (.02)      $       (.09)
                                          ====================================================================
          Shares used in per
             share computation              10,217,607        10,043,401         10,100,622         10,057,237
                                          ====================================================================

BALANCE SHEET DATA

                                        March 31,
                                           2001
                                       -----------
         Total assets                  $ 1,014,000
                                       ===========
         Working capital               $   140,900
                                       ===========
         Long-term debt                $         0
                                       ===========
         Stockholders' equity          $   657,600
                                       ===========

RESULTS OF OPERATIONS

Net Sales

Net sales for the three-month period ended March 31, 2001 totaled $101,500, an increase of 83 percent from the $55,600 of net sales for the comparable period in 2000. Net sales for the nine-month period ended March 31, 2001 totaled $380,900, a 100 percent increase from the $190,700 of net sales for the comparable period in 2000. This increase in sales for both the three- and nine-month periods ended March 31, 2001 is primarily attributable to sales to U.S. Filter (Culligan).

Cost of Sales

For the three months ended March 31, 2001, the cost of sales increased to $58,700 from the $46,900 of costs for the three months ended March 31, 2000. This increase is mainly due to the increase in sales during the quarter.

Gross profit margin increased 26 percent for the three months ended March 31, 2001 to a gross profit margin of 42 percent, from an overall gross profit margin of 16 percent for the three months ended March 31, 2000. This is principally attributable to higher sales volume that was available to absorb the fixed cost of manufacturing.

For the nine months ended March 31, 2001, the costs of sales increased to $215,900 from the $156,500 of costs for the nine months ended March 31, 2000. This increase is mainly due to the increase in sales.

Operating Expense

Operating expenses for the three months ended March 31, 2001 were $275,700, which is comparable to the $335,700 of operating expenses for the similar period last year.

Operating expenses for the nine months ended March 31, 2001 were $771,500, or 203 percent of net sales. For the comparable period in 2000, operating costs amounted to $992,800, or 521 percent of net sales. The 318 percent decrease as a percentage of sales between these periods is due to the increase in sales and the cutback in overhead expenditures for sales and marketing, research and development, and general and administrative expenses.

Other Income

For the three months ended March 31, 2001, net interest income amounted to $700 as compared to net interest income of $2,200 for the three months ended March 31, 2000. This decrease is due to less cash invested in interest bearing securities or accounts with a major bank.

For the nine months ended March 31, 2001, net interest income amounted to $4,600 as compared to net interest income of $12,400 for the nine months ended March 31, 2000. Again, this decrease is attributable to less cash invested in interest bearing securities or accounts with a major bank.

For the three months ended March 31, 2001, other income amounted to $398,600 as compared to no other income for the three months ended March 31, 2000. This increase is due to a one-time, lump-sum payment received because of the favorable settlement of a patent infringement case involving Brita Products Company and the receipt of royalty income from the licensing of the Company's technology.

Other income for the nine months ended March 31, 2001 of $407,100 was due primarily to the favorable settlement of a patent infringement case involving Brita Products Company and the receipt of royalty income from the licensing of the Company's technology.

Income Taxes

Due to the Company's history of operating losses, management has established a valuation allowance in the full amount of the deferred tax assets arising from these losses because management believes it is more likely than not that the Company will not generate sufficient taxable income within the appropriate period to offset these operating loss carryforwards.

Net Income

Net income for the three months ended March 31, 2001 amounted to $165,100 as compared to a net loss of $324,800 for the three months ended March 31, 2000. This net income for the period compared to the net loss for the comparable period is principally attributable to the increase in sales, income from the favorable settlement of a patent infringement case involving Brita Products Company, and the receipt of royalty income from the licensing of the Company's technology.

Net loss for the nine months ended March 31, 2001 amounted to $195,800, as compared to net loss of $938,800 for the comparable period in 2000. The decrease in net loss is primarily a result of the increase in sales, income from the favorable settlement of a patent infringement case involving Brita Products Company, and the receipt of royalty income from the licensing of the Company's technology.

Earnings Per Share

For the three months ended March 31, 2001, basic and diluted income per share amounted to $.02. For the comparable period in 2000, basic and diluted loss per share amounted to $.03. The income per share versus the loss per share for the comparable period is due principally to the increase in sales, income from the favorable settlement of a patent infringement case involving Brita Products Company, and the receipt of royalty income from the licensing of the Company's technology.

For the nine months ended March 31, 2001, basic and diluted loss per share amounted to $.02. For the comparable period in 2000, basic and diluted loss per share amounted to $.09. This decrease is due to the increase in sales, income from the favorable settlement of a patent infringement case involving Brita Products Company, and the receipt of royalty income from the licensing of the Company's technology.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

For the nine months ended March 31, 2001, net cash used by operating activities amounted to $24,800, compared to the net cash used by operating activities of $374,400 for the comparable period in 2000. The decrease in cash used is primarily due to the income from the favorable settlement of a patent infringement case involving Brita Products Company and the receipt of royalty income from the licensing of the Company's technology.

Investment Activities

The Company's investment activities include equipment purchases, litigation involving patents, and net changes in related party advances.

Net cash used by investing activities for the nine months ended March 31, 2001 was $188,100 as compared to net cash used by investing activities of $103,500 for the comparable period in 2000. The increase in cash expended for investing activities is due primarily to the litigation involving patents as well as the acquisition of new patents.

Financing Activities

The Company's financing activities include payments on borrowings and capital leases and the acquisition of treasury stock.

Net cash of $152,300 was provided by financing activities for the nine months ended March 31, 2001 as compared to net cash used by financing activities of $14,000 for the nine months ended March 31, 2000. The increase in cash provided for financing activities results from funds advanced from related parties.

CAPITAL RESOURCES

At March 31, 2001, the Company does not have any material commitments for capital expenditures other than for those expenditures incurred in the ordinary course of business.

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

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The Company was the plaintiff in a patent infringement lawsuit entitled Innova/Pure Water, Inc. v. Brita Products Company ("Brita"), Defendant; Case No. 00-157-Civ-T-26C filed by the Company on February 29, 2000. The case was filed with the U.S. District Court, Middle District of Florida, Tampa Division. The Company claimed patent infringement of U.S. Patent 5,609,759 on the part of the Defendants. On February 26, 2001, the Company and Brita reached a settlement agreement on terms management feels is favorable to the Company.

The Company is currently the plaintiff in a second patent infringement lawsuit entitled Innova/Pure Water, Inc. v. Safari Water Filtration Systems, Inc. d/b/a Safari Outdoor Products, Defendant; Case No. 99-1781-Civ-T-23F filed by the Company on August 4, 1999. The case was filed with the U.S. District Court, Middle District of Florida, Tampa Division. The Company has claimed patent infringement of U.S. Patent 5,609,759 on the part of the Defendants. It is not yet possible to evaluate the likelihood of a favorable or unfavorable outcome.

ITEM 2.  CHANGES IN SECURITIES

During the nine-month period ended March 31, 2001, there was no modification of any instruments defining the rights of holders of the Company's common stock and no limitation or qualification of the rights evidenced by the Company's common stock as a result of the issuance of any other class of securities or the modification thereof.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

During the nine-month period ended March 31, 2001, the Company was not in default on any of its indebtedness.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the nine-month period ended March 31, 2001, the Company did not submit any matters to a vote of its security holders.

ITEM 5.  OTHER MATTERS

The Company does not have any material information to report with respect to the nine-month period ended March 31, 2001.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits included herewith are:
          None

(b)   Reports on Form 8-K - None

SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:


                                  INNOVA PURE WATER, INC.



Dated:  May 15, 2001               By:  /s/ Rose C. Smith
        -------------                  ----------------------------------------
                                       Rose C. Smith
                                       President, Chief Executive Officer
                                       Director



Dated:  May 15, 2001              By:  /s/ John E. Nohren, Jr.
        -------------                  ----------------------------------------
                                       John E. Nohren, Jr.
                                       Chairman of the Board of Directors
                                       Chief Financial Officer



Dated:  May 15, 2001              By:  /s/ Robert Connell
        --------------                 ----------------------------------------
                                       Robert Connell
                                       Principal Accounting Officer