Form 10KSB40
period 2001-06-30
INNOVA PURE WATER INC /FL/
filed 2001-09-27
CIK 791994

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                          -----------------------------

                                  FORM 10-K/SB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT
    OF 1934

                         Commission File Number 0-29746

                             INNOVA PURE WATER, INC.
-------------------------------------------------------------------------------
               (Exact name of registrant as specified in charter)

             Florida                                    59-2567034
 -----------------------------------           -------------------------
  (State or other jurisdiction                        (IRS Employer
of incorporation or organization)                   Identification No.)

13130 - 56th Court, Suite 609, Clearwater, Florida         33760
---------------------------------------------------     ------------
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

         [X]  Yes                         [ ] No

         Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

State issuer's revenues for its most recent reporting period
June 30, 2001.....................................................$744,200

Aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2001 was $1,348,000.

             13130 - 56th Court, Suite 609, Clearwater, Florida 33760
--------------------------------------------------------------------------------
          (Former name or former address, if changed since last report)

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

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

         Innova Pure Water, Inc. a Florida corporation (the "Company" or "Innova") was incorporated August 13, 1985. The Company designs, develops, manufactures, and markets unique consumer water filtration and treatment products. These products have been historically of the portable nature and generally consist of a container serving as a water reservoir incorporating highly efficient water filtering and treatment technology. The Company is expanding into multipurpose filtration products which include biological treatment as well as high performance carafe type products

         The Company has become recognized as an innovator in the water filtration field holding in excess of thirty patents directly associated with water treatment and purification which provides the Company with competitive advantages. It has been the Company's ability to create both new products and develop technology that has permitted it to differentiate itself from other competitors within the field and protect its product advantage. The Company has also demonstrated the ability to address and open significant new markets. Examples of these markets are portable personal and sport type filter bottles for both mass market and outdoor market where biological contaminant protection is a critical issue. Innova has attracted interest from large consumer products companies enabling the Company to differentiate itself as a product innovator and creator and licensor as well as product producer, thus making the Company attractive as a strategic alliance partner to strong multi-national marketing companies such as Culligan, Sawyer Products and others.

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

         The Company is currently developing filtration products for the removal of biological contaminants including protozoa, cysts, and bacteria. These types of product would satisfy the needs of the outdoor, emergency, and international markets requiring highly effective products for the treatment of biologically contaminated water. Other future products under development include a Carafe' and specialty filter bottle products. Although Innova has very high expectations regarding the introduction of new products, there is no guarantee that these products will be fully developed or make it into the market place. All products Innova develops are created to meet world market requirements as well as the needs of the U.S. domestic market. If these products make it to market, there is no assurance that the Company will be able to commercially exploit its water purification technologies on a profitable basis.

CUSTOMERS, STRATEGIC ALLIANCES AND MARKETING

         The Company believes that as a result of the diminishing quality of tap water, both domestically and world wide, the opportunities for the application of the Company's water filtration products and technology will continue to grow for a number of years. The world wide 2001 market for bottled water is estimated at over $22 billion (source: Catherine Ferrier, University of Geneva, in a study commissioned by the World Wildlife Federation) registering an increase over 2000 and achieving strong market penetration. The water filter market continues to grow reflecting consumer need for effective and efficient portable filtration devices. It is management's opinion that there will be substantial growth in sales in the water filtration product category, both domestically and internationally. The water treatment industry is embryonic with major growth still to come.

         It is the Company's opinion that to the consumer, drinking tap water has become both distasteful and suspect as a result of the use of chlorine, which forms carcinogenic by-products and is strongly suspected by some members of the medical community to be a cause of arterial and heart disease. In addition, the dangers and frequency of lead in tap water, as well as the presence of Cryptosporidium, Giardia, or harmful protozoa, have made the consumer aware of the potential dangers associated with drinking tap water. The typical consumer of the Company's products primarily seeks clean, fresh tasting water. A growing number of health conscious consumers are also becoming concerned about the inherent quality of tap water. Lead, in water, has become a serious health concern to a large percentage of the populace and especially to mothers concerned for the health of their children.

         The retail customer base for the Company's products consists of many major mass merchants, grocery, drug, and department store retailers as well as hardware and home centers as well as a wide range of markets seeking products eliminating biological contaminants from naturally occurring water. This also constitutes the basic domestic market universe of strategic alliance partners that typically have wide distribution in retail stores and the outdoor and international traveler markets. While there is no assurance that Innova's products will be purchased by retail customers, the Company hopes to be a substantial participant in the alternative to bottled drinking water market as the market for water treatment products increases.

         The Company is currently negotiating with Wall, a Swiss marketing and distribution company, regarding merchandising of the Innova's full current product line. The elimination of the need for the Company to finance its own sales and marketing program has allowed the Company to achieve profitability in the past, while attaining distribution that would otherwise be impossible. Existing distribution agreements exist with Culligan for the mass market and Sawyer Products for the unconventional outdoor market. There is no assurance that a final agreement will be reached with Wall or that the Company will achieve profitability in the future.

         The Company's products have been directly marketed via television and print media by GoodTimes Licensing & Entertainment ("GoodTimes") with Richard Simmons as the marketing spokesperson. In past years their infomercial incorporating the Company's water treatment products was the top rated infomercial for an extended period. Innova continues its relationship with GoodTimes.

         In order to overcome the disadvantage of being a small company, and lack of capital to adequately support a national sales program, the Company's strategy remains to create strategic alliances with nationally recognized companies. As a result, the Company obtains the distribution and sales of its products on a national and international basis without incurring the sales and marketing costs usually associated with the sales of consumer products. The Company also benefits by the consumer acceptance of the brand names and the reputation of the strategic alliance partners such as Culligan(R) and Sawyer Products.

         In addition to the sales of products either directly or through strategic alliance partners, Innova has chosen to license competitive companies allowing them to sell into the market in return for financial remuneration. In this regard, Innova has licensed Brita Products and Seychelle Environmental. Seychelle also provides product to Nikken for which Innova is compensated.

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

         Innova began negotiations with Culligan with verbal agreements being reached early in 2000. After the creation of packaging and ancillary marketing support was completed, shipments to Culligan commenced in May 2000. During the fiscal year ended June 30, 2001, shipments of the Company's filtration products to Culligan and Avon Products comprised the majority of the Company's total sales for the fiscal year.

         Innova continues to search for major multinational companies for distribution in foreign markets. There are agreements with several distributors in other countries, such as Canada,

Korea, South Africa, Israel, Australia, New Zealand, and Japan, who have commenced distribution of Innova products. Sales on a year-to-year basis to these distributors have not yet developed into what management hopes will be substantial and consistent amounts.

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

CURRENT PRODUCTS

         The Company currently produces products for distribution and sales through its strategic alliance partners, as well as directly to select classes of trade on both a domestic and international basis. All products are patent protected under one or more issued patents. Additional patents are also pending. See "Business-Intellectual Property." The products currently in distribution are:

         1. A 16 oz. standard 28 mm neck PET water bottle with replaceable filter, "A Filter" and a push-pull valve cap;
         2. A 16 oz. LDPE sport type bottle with "B filter" with a push-pull valve cap.
         3. A 27 oz. LDPE sport type bottle with a "B" filter" with a push-pull valve cap.
         4. Replacement filters "A", "B" Chlorine, and "B" Lead and Chlorine for installation into Culligan and Innova WaterWay(R) Sport type bottles.


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

         The Company manufactures and assembles its current product line in Clearwater, Florida. It also utilizes several component vendors and contract manufacturers. As a result of the vendor relationships established over the years, management believes the Company is assured of reliable and available capacity to sustain growth of the current product lines. Future products may use overseas assembly and overseas manufacturing. Although the Company expects an advantage in manufacturing costs from overseas relationships, there is no assurance that these relationships will be sufficiently tractable for the Companies needs, further, there is no assurance that such vendor relationships will continue in a successful manner.

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

         The Company has a product development program to assure, to the degree possible, that it remains the leader and principal source for portable water treatment products. The validation of Innova's patents covering the portable personal and sport bottle segment as a result of winning Innova's patent infringement suit against Aladdin Industries and the favorable settlement of its patent litigation against Brita Products, and others provide a strong incentive to form an alliance with Innova for most companies contemplating or desirous of entering this market. Innova also possesses unique proprietary technology and product designs which outperform and have significantly greater utility than present carafe products currently in the market. This also provides a significant negotiating advantage for Innova as well as providing the opportunity for enhanced future revenue. Continuing along product lines Innova has in development a family of sport-type water treatment products operating on the "Systems" principal. Under the "System" approach the user of an Innova designed sport-type bottle may incorporate one or more of a series of filters, independently or in conjunction with a second treatment device. The thusly-configured "System" can be used to treat most problems faced by users, including biological contamination.

Products under development include:

1.       High performance carafe and water filter bottles;
2. Filter assembly for bacteria, and protozoa removal adaptable to sports bottles incorporating a high performance carbon composite filter;
3.       Means to disinfect water.

         New rapid filtration carafes and pitchers are under development. The major problem with the water filtration carafes currently being marketed is the slow filtration period required to process water before it is available for drinking. There is also a useful volume constraint as, typically only 50% of the volume of the carafe is available for filtered water. Thus, frequently, insufficient amounts of filtered water is available and the process time to filter additional water to satisfy the demand is simply too long. The new Company technology under development fills rapidly, fully processing the water in less than three minutes, and pours freely. The process used is Static Filtration(TM)with macro-porous media. Patents have been issued and others are pending. Although the Company has taken steps to improve the time to market of its development efforts there is no assurance that the Company will ever successfully bring these products to market.

         There is also a demand for a means to alert the consumer/user when a water filter should be replaced. To satisfy this requirement the Company has reviewed and prototyped several devices and has entered into a worldwide license agreement and has filed an U.S. patent application. The end product has the potential for timing the life of toothbrushes and other time sensitive products which come in contact with water. Innova, as a component of its license has filed patents domestically, but currently questions the value of the technology beyond the Company's own use.

         During fiscal years ended June 30, 2001 and 2000, the Company spent $89,500 and $170,500, respectively, on research and product development. At this time, management does not anticipate any major increases or decreases in the level of spending for research and development in the future.

SALES AND BACKLOG

         The net sales for the fiscal year ended June 30, 2001 were $744,200. The net sales for the preceding fiscal year ending June 30, 2000 were $872,800. Gross revenue for fiscal year ending June 30, 2001 was $1,254,800 as compared with gross revenue of $895,300 for the preceding year ended June 30, 2000.

          As has been noted in Footnote 1 of the accompanying annual financial statements, 72% of the Company's sales were to Culligan and Avon Products for the fiscal year ended June 30, 2001. The loss of either of these customers would have a materially adverse impact on our financial position.

COMPETITION

         The Company competes with many other companies that supply water filtration products. The principal competitive product is the "pour through" carafe type product normally kept in the refrigerator and used in the kitchen.

         Several companies, including Brita, Procter & Gamble (Pur), Culligan and others compete in the pitcher or carafe products market segment which while not portable outside the home and decidedly more expensive, are otherwise directly competitive to the Innova two liter bottle . The leading company in the domestic pitcher category is Clorox, selling the Brita line acquired from Brita GmbH, located in Germany, within the past twelve months.

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

         The Company was the early leader in sales of portable bike, sport, and 16-oz. personal filter water bottles, all of which are covered by patents held by the Company. The category remains relatively new with the majority of growth expected by the Company over the next several years. The Innova portable personal water filter bottles were initially introduced by Richard Simmons under contract with the Company's strategic partner, GoodTimes Licensing and Entertainment. In the first year over 2,000,000 16-oz. personal water filter bottles and thousands of 30 oz. sport type bottles were sold.

          Since then, Brita Products and others have entered this expanding new market category. The Company's position in this market has been vigorously defended against competition attempting to enter this market. Innova has prevailed in litigation, protecting its patent position even against market leaders such as Brita. The strength of the Company's intellectual property has caused most companies with potentially infringing products to withdraw from this market. However, many of the companies with whom the Company currently competes, or may compete in the future, have greater financial, technical, marketing, and sales resources, as well as greater name recognition than the Company. There can be no assurance that the Company will have the resources required to respond effectively to market or technological changes or to compete successfully in the future, although its existing and pending alliances provide certain advantages in these regards as does the Company's patent position.

INTELLECTUAL PROPERTY

         The Company has a strong intellectual property position. This position includes rights to numerous patents in the consumer product water treatment field with over 30 issued or allowed patents and three pending patents which are specifically related to consumer water treatment products. In total the Company holds over 40 patents.

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

         On January 24, 2000, Innova brought a patent infringement suit against the Brita Products Company of Oakland California. This case has been settled and a non-disclosure agreement is in place. On February 26, 2001, this case was settled to the Company's satisfaction and the Company is currently receiving quarterly royalty payments from Brita Products resulting from the final disposition of the suit.

MANUFACTURING

         Operations are centered in the Company's facility in Clearwater, Florida, where historically the quality assurance, inspection, testing, assembly, packaging and shipping functions have been performed. The Company's products consist principally of: (1) one or more elements containing water treatment media; and (2) injection molded plastic components, blow molded or injection molded containers which hold the water to be processed as well as to support and position the water filtration element. In addition, labels, bags, and a variety of boxes are also used to package various products. The filtration media consist of proprietary monolithic filter elements containing activated carbon with a plastic binder and one or more other compounds depending upon the use to which the filter is to be applied. The media compounds may include ion-exchange resins, zeolytes, iodinated resins, or embody hydrophilic sub-micron hollow fiber membrane filters. Other process media employed include company developed proprietary macro filtration media. The medias are obtained from a variety of sources. Typically, each is procured under the terms of a confidentiality agreement and to the Company's specifications.

         The Company has a domestic filter element production capacity of over 9,000,000 units per year. This capacity may be increased should demand increase beyond the existing capacity. Two or more suppliers are available for most components. By so doing the Company has established a close working relationship with competent suppliers to assure price and quality competition and sufficient capacity to meet current and future requirements. All injection and bottle molds and tooling are owned by Innova and may be removed and moved at Innova's option. Even so there is no assurance, that such competitive pricing and production capacity will be available in the future.

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

EMPLOYEES

         As of June 30, 2001, the Company had eight employees. This includes its two executive officers, an administrative manager, two persons performing development, and one administrative and clerical person. There are two manufacturing and production supervisors who are supplemented by as many as 35 contract employees, as required.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company occupies approximately 6,400 feet of air-conditioned office, manufacturing and warehouse space located at 13130 - 56th Court, Suite 607-610, Clearwater, Florida 33760. The product development laboratory is also located in the building. The facilities are leased and a new five-year lease commenced March 1, 1998. The monthly rent payment for these facilities is approximately $4,900.

ITEM 3.  LEGAL PROCEEDINGS

Innova brought an action for infringement of Innova patent #5,609,759 against Safari Water Filtration Systems, Inc. d/b/a Safari Outdoor Products of Broom Field, Colorado. This case is filed in Tampa Federal Court, Case No.99-1781-CIV-T-23A on August 4, 1999. The Company has claimed patent infringement of U.S. Patent 5,609,759 on the part of the defendants. It is not yet possible to evaluate the likelihood of a favorable or unfavorable outcome.

On January 24, 2000, Innova brought a patent infringement suit against the Brita Products Company of Oakland California. This case was pending in Tampa, Fl. Case No.8:00-157-CV-T-23A claiming infringement of Innova patent #5,609,759. In the Brita suit Innova sought treble damages believing the infringement was willful. On February 26, 2001, the Company and Brita reached a settlement agreement on terms management feels are favorable to the Company which includes quarterly royalty payment.

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

                                                    Sales Price
                                                    -----------
                                               High              Low
----------------------------------------------------------------------------

FISCAL YEAR ENDED JUNE 30, 1999
              Fourth Quarter                   0.906            0.250
              Third Quarter                    0.531            0.230
              Second Quarter                   0.812            0.250
              First Quarter                    0.968            0.500

FISCAL YEAR ENDED JUNE 30, 2000
              Fourth Quarter                   0.510            0.220
              Third Quarter                    0.900            0.063
              Second Quarter                   0.240            0.090
              First Quarter                    0.438            0.125

FISCAL YEAR ENDED JUNE 30, 2001
              Fourth Quarter                   0.270            0.130
              Third Quarter                    0.470            0.150
              Second Quarter                   0.281            0.070
              First Quarter                    0.280            0.180

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

SHAREHOLDERS

         As of June 30, 2001, and there were approximately 400 beneficial owners of the Company's common stock with 10,498,543 shares issued and 10,444,958 shares outstanding.

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

INCOME STATEMENT DATA

                                                       Year Ended June 30
                                                --------------------------------
                                                     2001                2000
                                                --------------------------------
Total sales revenue                             $    744,200        $    872,800
                                                ================================
Net loss                                        $   (175,800)       $   (922,200)
                                                ================================
Loss per common share - basic                   $       (.02)       $       (.09)
                                                ================================
Shares used in per share computation              10,192,771          10,046,886
                                                ================================
Loss per common share - assuming dilution       $       (.02)       $       (.09)
                                                ================================
Shares used in diluted computation                10,192,771          10,046,886
                                                ================================


BALANCE SHEET DATA

                                                              June 30,
                                                                2001
                                                            -------------
        Total assets                                        $   1,018,600
                                                            =============
        Working capital                                     $     183,600
                                                            =============
        Long-term debt                                      $           0
                                                            =============
        Stockholders' equity                                $     668,500
                                                            =============



RESULTS OF OPERATIONS

NET SALES

Net sales for the twelve-month period ended June 30, 2001 were $744,200, a decrease of 15 percent from the $872,800 of net sales for the comparable period in 2000. This decrease was due to a decrease in sales to foreign customers and U.S. Filter (Culligan) during the year, which was partially offset by sales to Avon Products during the fourth quarter of fiscal year 2001.

COST OF SALES

For the year ended June 30, 2001, the cost of sales decreased to $443,000 from the $501,600 of costs for the year ended June 30, 2000. This decrease is mainly due to the decrease in sales.

Gross profit margin decreased 3 percent for the year ended June 30, 2001, to 40 percent from an overall gross profit margin of 43 percent for the year ended June 30, 2000. This is principally attributable to the restructuring of our product pricing in response to market conditions and the lower sales volume that had to absorb the fixed costs of manufacturing.

OPERATING EXPENSE

Operating expenses for the year ended June 30, 2001 were $987,600, or 133 percent of net sales. For the comparable period in 2000, operating costs amounted to $1,304,000, or 149 percent of net sales. The 16 percent decrease as a percentage of sales between these periods is principally due to the cutback in overhead expenditures for sales and marketing, research and development, and general and administrative expenses.

OTHER INCOME

For the year ended June 30, 2001, net interest income amounted to $5,100 as compared to net interest income of $14,000 for the year ended June 30, 2000. This decrease is due to the decrease in cash invested in interest bearing securities or accounts with a major national bank.

Other income for the year ended June 30, 2001 of $501,400 was due principally to a one-time, lump-sum payment received because of the favorable settlement of a patent infringement case involving Brita Products Company and the receipt of royalty income from the licensing of the Company's technology.

INCOME TAXES

Due to the Company's history of operating losses, management has established a valuation allowance in the full amount of the deferred tax assets arising from these losses because management believes it is more likely than not that the Company will not generate sufficient taxable income within the appropriate period to offset these operating loss carryforwards.

NET LOSS

Net loss for the year ended June 30, 2001 amounted to $(175,800), as compared to net loss of $(922,200) for the comparable period in 2000. The decrease in net loss is primarily a result of income received as a result of the favorable settlement of a patent infringement case involving Brita Products Company, the receipt of royalty income from the licensing of the Company's technology, and the reductions in overhead expenditures for sales and marketing, research and development, and general and administrative expenses.

LOSS PER SHARE

For the year ended June 30, 2001, basic and diluted loss per share amounted to $(.02). For the comparable period in 2000, basic and diluted loss per share amounted to $(.09). The decrease in loss per share is due to the decrease in net loss between the comparable periods.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES

For the year ended June 30, 2001, net cash provided by operating activities amounted to $40,600, as compared to the $304,100 used by operating activities for the comparable period in 2000. This is primarily a result of income received as a result of the favorable settlement of a patent infringement case involving Brita Products Company, the receipt of royalty income from the licensing of the Company's technology, and the reductions in overhead expenditures for sales and marketing, research and development, and general and administrative expenses.

INVESTMENT ACTIVITIES

The Company's investment activities include equipment purchases, litigation involving patents, and patent acquisitions.

Net cash used by investing activities for the year ended June 30, 2001 was approximately

$175,600, as compared to net cash used by investing activities of approximately $142,600 for the comparable period in 2000. The increase in cash expended for investing activities is due primarily to an increase in expenditures on patent infringement litigation and new patent acquisitions, partially offset by the proceeds from the sale of equipment.

FINANCING ACTIVITIES

The Company's financing activities include payments on borrowings and capital leases, the acquisition of treasury stock, and changes in related party transactions.

Net cash of approximately $11,600 was used by financing activities for the year ended June 30, 2001, as compared to net cash used by financing activities of approximately $51,500 for the year ended June 30, 2000. The decrease in cash used for financing activities results primarily from an decrease in advances made to related parties.

CAPITAL RESOURCES

At June 30, 2001, the Company does not have any material commitments for capital expenditures other than for those expenditures incurred in the ordinary course of business.

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

None.



                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         The following table sets forth certain information with respect to each person who is a director or an executive officer of the Company as of June 30, 2001.

         Name          Age                        Position
----------------------------------------------------------------------------------------
John E. Nohren, Jr.     69      Chairman of the Board, Chief Financial Officer, Director
Rose C. Smith           48      President, Chief Executive Officer, Director
John T. Smith           45      Vice President- Manufacturing
Bradley Mierau          42      Vice President- Research and Development
Robert Connell          45      Controller
Peter Christensen       51      Director
Andrew Greenberg        46      Director
Mort Langer             58      Director
Frank Legnaioli         70      Director
Emanuel Mersis          57      Director
-----------------------------------------------------------------------------------------

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

         John T. Smith, Vice President- Manufacturing, has been responsible for the Company's plant operations including manufacturing, distribution, and purchasing since he joined Innova in 1988. Prior to joining Innova, Mr. Smith was the Production Manager for Nemco, and while there contributed significantly to their growth and development of their automated assembly production of consumer products.

         Bradley Mierau, Ph.D., Vice President- Research and Development, joined the Company in 1990. Dr. Mierau has been responsible for assessing and developing methods for removing chemical and biological contaminants, designing consumer testing products for biological infestation, and the development of several new media. He is currently involved with development activities to provide the Company with novel, state of the art, filtration processes. Dr. Mierau holds Bachelors and Masters degrees in Microbiology from the University of Nebraska and a Ph.D. in Chemical Engineering from the University of South Florida.

         Robert Connell, Controller, joined Innova Pure Water, Inc. in September 1993 as a corporate accountant and was appointed company controller in August 1996. Mr. Connell began his career in August 1978 with Consolidation Coal Company, now known as Consol Energy Incorporated. He left the company as a senior accountant in the cost and budget section of the Northern West Virginia Region Controller's Department in September 1988. Mr. Connell then attended Santa Fe Community College in Gainesville, Florida, taking computer programming languages and application courses until May 1990. Prior to joining Innova, he was employed by Florida Savings and Loan, Main Street Mortgage Company, and Kmart Corporation.

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

         Emanuel Mersis has been a director of the Company since 2000. Mr. Mersis has over 30 years experience in consumer packaged goods general management, finance, operations, marketing, sales, and acquisitions/divestitures. Mr. Mersis has held senior management positions with Aqua Clara Bottling and Distribution, Inc., Westvaco Corporation's Consumer Packaging Division, and Signature Brands LLC. Mr. Mersis has also served in senior sales and marketing positions with RJR Foods/Del Monte, Alberto-Culver Company, and the Procter & Gamble Company.


BOARD OF DIRECTORS

         The Company's Bylaws fix the size of the Board of Directors at no fewer than one and no more than nine members, to be elected annually by a plurality of the votes cast by the holders of Common Stock, and to serve until the next annual meeting of stockholders and until their successors have been elected or until their earlier resignation or removal. Currently, there are seven directors who were elected as of June 30, 2001.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, officers, and holders of more than 10% of the Company's common stock to file with the Securities and Exchange Commission initial reports of ownership and changes in ownership.

         Based solely upon a review of the forms, reports, and certificates filed with the Company by such persons, all such 16(a) filing requirements were complied with by such persons in the Company's fiscal year ended June 30, 2001.

ITEM 10.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

         The following table shows the compensation paid or accrued by the Company for the fiscal years ended June 30, 1999, June 30, 2000 and June 30, 2001 to or for the account of the Rose Smith, President and Chief Executive Officer and John E. Nohren, Jr., Chairman of the Board. No other executive officer or director of the Company received benefits or an annual salary and bonus in excess of $100,000 or more during the stated period. Accordingly, the summary compensation table does not include compensation of other executive officers.

                           SUMMARY COMPENSATION TABLE

                                     ANNUAL COMPENSATION                  LONG-TERM COMPENSATION AWARDS
                                                                  Restricted
                                                     Other Annual   Stock    OPTIONS/  LTIP        All Other
Name & Principal             Salary        Bonus     Compensation  Award(s)    SARS   Payouts    Compensation
Position (1)                  ($)           ($)            ($)       ($)       (#)      ($)           ($)
--------------------------------------------------------------------------------------------------------------
Fiscal 2001
John E. Nohren, Jr.               --            --        --        --        --        --       $100,000 (2)
Chairman, CFO, BOD
Rose Smith                  $110,000       $14,888        --        --        --        --
President and CEO
---------------------------
Fiscal 2000
John E. Nohren, Jr.               --            --        --        --        --        --       $100,000 (2)
Chairman BOD, CFO
Rose Smith                  $110,000       $17,456        --        --        --        --
President and CEO (1)
---------------------------
Fiscal 1999
John E. Nohren, Jr.               --            --        --        --        --        --       $122,133 (2)
Chairman BOD
Rose Smith                  $127,500       $48,853        --        --        --        --
President and CEO (1)

--------------------------------------------------------------------------------------------------------------

(1) Ms. Smith replaced Mr. Nohren as the President in June, 1996, and as CEO, effective June 30, 1997.

(2) Represents payments made to Mr. Nohren pursuant to his royalty agreement.

EMPLOYMENT AND OTHER AGREEMENTS

         The Company entered into an employment agreement with Rose C. Smith effective June 30,1997, which provides for her employment as President and Chief Executive Officer for a five year term ending June 29, 2002. Under the agreement Ms. Smith is to receive a base salary of $150,000 per year. Ms. Smith is also to receive a bonus of two percent of net sales of the Company adjusted by the annual gross margin achieved by the Company. The agreement contains a restrictive covenant not to compete for the term of the agreement and for five years following termination of service without cause. The agreement provides for severance payments equal to 200% of the annual base compensation due under the Agreement in the event there is a "change of control" of the Company, as defined therein, and she is subsequently terminated without cause. For the fiscal year ending June 30, 2001 and 2000, Ms. Smith voluntarily reduced her base salary to $110,000 per year.

         The Company entered into a royalty agreement with John E. Nohren, Jr. effective June 30, 1997, expiring on June 30, 2002. This agreement obligates the Company to pay Mr. Nohren, in return for the assignment of his patent rights, a minimum of $100,000 of royalties per year, with a cap of $300,000 per year, during the term of his employment. The royalty payments will be calculated based on five percent of net sales of products that incorporate these assigned patents. Upon his termination or retirement, a three percent royalty shall be paid over the residual life of his patents.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION
VALUES

         The information provided in the table below provides information with respect to each exercise of stock options during fiscal 2001 and fiscal 2000 by each of the executive officers named in the summary compensation table and the fiscal year end value of unexercised options.

                                                                                Value of
                                                                               Unexercised
                                                            Number of         In-the Money
                                                           Unexercised           Options
                                                        Options at FY-End     at FY-End($)
                                                           Exercisable        Exercisable
                                            Value         on or after         on or after
                       Shares Acquired/    Realized       July 1, 2000       July 1,2000(1)
         Name             Exercised         ($)(1)      or July 1, 2001      or July 1, 2001
--------------------------------------------------------------------------------------------
Fiscal 2001
John E. Nohren, Jr.         _____            ____                0                   0
Rose Smith                  _____                                0                   0
-------------------
Fiscal 2000
John E. Nohren, Jr.         _____            ____             190,000                0
Rose Smith                  _____            ____             190,000                0
--------------------------------------------------------------------------------------------


(1) The aggregate dollar values in column (c) and (e) are calculated by determining the difference between the fair market value of the Common Stock underlying the options and the exercise price of the options at exercise or fiscal year end, respectively. In calculating the dollar value realized upon exercise, the value of any payment of the exercise price is not included.

STOCK OPTIONS

         The Company has in effect a stock option plan which authorizes the grant of incentive stock options under Section 422 of the Internal Revenue Code (the "1996 Plan"). The Plan was adopted in 1996. A total of 750,000 shares have been reserved under the Plan. As of June 30, 2000, options to purchase a total of approximately 584,600 shares at $.50 a share were outstanding under the 1996 Plan. The 1996 Plan provided that (a) the exercise price of options granted under the Plan shall not be less than the fair market value of the shares on the date on which the option is granted unless an employee, immediately before the grant, owns more than 10% of the total combined voting power of all classes of stock of the Company or any subsidiaries, whereupon the exercise price shall be at least 110% of the fair market value of the shares on the date on which the option is granted; (b) the term of the option may not exceed ten years and may not exceed five years if the employee owns more than 10% of the total combined voting power of all classes of stock of the Company or any subsidiaries immediately before the grant; (c) the shares of stock may not be disposed of for a period of two years from the date of grant of the option and for a period of one year after the transfer of such shares to the employee; and (d) at all time from the date of grant of the option and ending on the date three months before the date of the exercise, the employee shall be employed by Company, or a subsidiary of the Company, unless employment is terminated because of disability, in which cased such disabled employee shall be employed from date of grant to a year preceding the date of exercise, or unless such employment is terminated due to death.

         During the fiscal year ended June 30, 2001, the 584,600 stock options provided for under the 1996 Plan expired without being exercised.

         In April 1999, the Board of Directors adopted a new stock option plan (the "1999 Plan"). Under the 1999 Plan, 1,000,000 shares had been reserved for issuance. The Plan provides that the exercise price of options cannot be less than the greater of $.50 or the fair market value of the shares from the date on which the option is granted. The 1999 Plan is similar to all of the other terms and conditions as described above for the 1996 Plan. As of June 30, 2001, options to purchase a total of approximately 100,000 shares at $.50 a share were outstanding under the 1999 Plan. These options expire in 2009.

         As of the date of this filing, the Company has outstanding options and warrants to acquire 350,000 shares of Common Stock at an exercise price of $.50 per share. These options and warrants are exercisable at any time at an exercise price of $.50 per share and expire beginning August 18, 2000 through April 2009. For all options and warrants issued, the exercise price of $.50 was determined to be greater than the fair market value as of date of issuance.

         During the year ended June 30, 2001, a total of 704,600 of previously issued stock options had expired without being exercised.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information with respect to the beneficial ownership of shares of Company Common Stock owned as of June 30, 2001 beneficially by (i) each person who beneficially owns more than 5% of the outstanding Company Common Stock, (ii) each director of the Company, (iii) the President and Chief Executive Officer of the Company (the only executive officer of the Company whose cash and non-cash compensation for services rendered to the Company for the year ended June 30, 2001, exceeded $100,000) and (iv) directors and executive officers of the Company as a group:

                                        Amount and Nature of         Percent of
Name of Beneficial Owner (3)           Beneficial Ownership(1)      Class (2)(8)
--------------------------------------------------------------------------------
John E. Nohren, Jr. and
Francis Weaver Nohren (4)(5)                 2,300,549                  22.0
Rose C. Smith (6)                              414,850                   4.0
Peter Christensen (9)                          609,500                   5.8
Mort Langer (9)(10)                            115,000                   1.1
Frank Legnaioli (9)                            546,000                   5.2
Joe Cayre (7)                                1,350,000                  12.9
Andrew Greenberg (9)                           152,000                   1.5
Emanuel Mersis                                  72,809                   0.7
Barbara Albin                                  555,956                   5.3
All directors and executive officers
As a group (8 persons)                       4,308,108                  41.2
--------------------------------------------------------------------------------

(1)      Represents sole voting and investment power unless otherwise indicated.

(2) Based on approximately 10,444,958 shares of Company Common Stock outstanding as of June 30, 2001 plus, as to each person listed, that portion of the unissued shares of Company Common Stock subject to outstanding options which may be exercised by such person, and as to all directors and executive officers as a group, unissued shares of Company Common Stock as to which the members of such group have the right to acquire beneficial ownership upon the exercise of stock options within the next 60 days.

(3)      The address of each individual is in care of the Company.

(4) May be deemed to be a "founder" of the Company for the purpose of the Securities Act.

(5) Represents aggregate shares held between Mr. Nohren individually, his wife individually and shares held in joint tenancy. Does not include options to acquire 190,000 shares of Common Stock exercisable at $.50 held by Mr. Nohren. These stock options expired without being exercised during the fiscal year ended June 30, 2001.

(6) 54,350 of the shares of common stock as set forth above are owned by Elliot Smith, husband of Rose C. Smith, President and Chief Executive Officer of the Company. Does not include 190,000 shares underlying options issued to Ms. Smith with an exercise price of $.50. These stock options expired without being exercised during the fiscal year ended June 30, 2001.

(7) Represents shares held directly and indirectly by Joe Cayre and his family pursuant to an agreement reached between the Company and the Good Times family of companies. See "Certain Relationships & Related Transactions."

(8) Excludes shares reserved for issuance under outstanding options and warrants.

(9) Does not include options to acquire 15,000 shares of Common Stock at an exercise price of $.50 over a 3 year vesting term conditioned upon continued service as an outside director. These stock options expired without being exercised during the fiscal year ended June 30, 2001.

(10) Does not include options to acquire up to 15,000 shares of Common Stock at an exercise price of $.50 per share. These stock options expired without being exercised during the fiscal year ended June 30, 2001.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Mr. John E. Nohren, Jr., Chairman of the Board, has assigned the rights to certain patents owned by him to the Company, which are used in certain company products. The Company entered into a royalty agreement with John E. Nohren, Jr. on June 30, 1997, expiring on June 30, 2002, and which is renewable at the Company's option. This agreement obligates the Company to pay Mr. Nohren in return for the assignment of his patent rights to the Company, a minimum of $100,000 of royalties per year, with a cap of $300,000 per year, during the term of his active involvement in the Company. The royalty payments are calculated based on five percent of the net sales of products that incorporate these assigned patents. Upon his full retirement, a three percent royalty shall be paid over the residual life of his patents. See "Executive Compensation-Employment And Other Agreements."

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

Number                 Title of Document                                           Location
------------------------------------------------------------------------------------------------
3(a)        Articles of Incorporation, as amended(1)
3(b)        Bylaws(1)
10(a)       [Reserved]
10(b)       Agreement with Rubbermaid Incorporated dated July 21, 1998(1)
10(c)       [Reserved]
10(d)       Stock Purchase/Warrant Exchange Agreement with GoodTimes
                      Entertainment, Inc. dated October 11, 1997(1)
10(e)       Employment Agreement with Rose C. Smith dated June 30, 1997(1)
10(f)       Royalty Agreement with John E. Nohren, Jr. dated June 30, 1997(1)
10(g)       License Agreement with A. C. International dated May 21, 1998(1)
10(h)       Supply and Distribution Agreement with Bowline Family Products, Inc.
                      Dated September 26, 1997(1)
10(i)       [Reserved]
10(j)       Purchase and Supply Agreement with Rose Group dated January 22,
                      1997 (terminated)(1)
10(k)       Real Estate Lease with Carr Rubin Associates dated January 21, 1998(1)
15          Specimen Certificate(1)
99(a)       1996 Incentive Stock Option Plan(1)
99(b)       1999 Incentive Stock Option Plan(1)

------------------------------------------------------------------------------------------------

(1) All of the items below are incorporated by reference to the Company's Registration Statement on Form 10SB (SEC File No. 000-14988).

(2)      Filed herewith

(b)      Reports on Form 8-K

         None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    INNOVA PURE WATER, INC



Dated:   September 26, 2001         By: /s/ Rose C. Smith
                                        ----------------------------------------
                                        Rose C. Smith
                                        President, Chief Executive Officer,
                                        Director


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:   September 26, 2001      By:      /s/ John E. Nohren, Jr
                                          -------------------------------------
                                          John E. Nohren, Jr.
                                          Chairman of the Board of Directors,
                                          Chief Financial Officer


Dated:   September 26, 2001      By:      /s/ Frank Legnaioli
                                          -------------------------------------
                                          Frank Legnaioli, Director


Dated:   September 26, 2001      By:      /s/ Emanuel Mersis
                                          -------------------------------------
                                          Emanuel Mersis, Director


Dated:   September 26, 2001      By:      /s/ Robert Connell
                                          -------------------------------------
                                          Robert Connell
                                          Principal Accounting Officer

                             Innova Pure Water, Inc.
                              Financial Statements

                       Years Ended June 30, 2001 and 2000

Contents

Independent Auditors' Report on Financial Statements.......................26

Financial Statements:

    Balance Sheet..........................................................27
    Statements of Operations...............................................28
    Statements of Changes in Stockholders' Equity..........................29
    Statements of Cash Flows...............................................30
    Notes to Financial Statements.......................................31-39

                          Independent Auditors' Report

Board of Directors
Innova Pure Water, Inc.
Clearwater, Florida

We have audited the accompanying balance sheet of Innova Pure Water, Inc. as of June 30, 2001 and the related statements of operations, changes in stockholders' equity, and cash flows for the years ended June 30, 2001 and 2000. These financial statements are the responsibility of the management of Innova Pure Water, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Innova Pure Water, Inc. as of June 30, 2001 and the results of its operations and its cash flows for the years ended June 30, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.



Pender Newkirk & Company
Certified Public Accountants
Tampa, Florida
August 24, 2001

                             Innova Pure Water, Inc.

                                  BALANCE SHEET

                                  June 30, 2001

Assets
Current assets:
    Cash                                                               $    47,900
    Accounts receivable, trade, net of allowance for doubtful
        accounts of $3,200                                                 189,000
    Other receivables, including related party of $78,900, net
          of allowance for doubtful accounts of $34,100                    156,600
    Inventories                                                            128,200
    Other current assets                                                    12,000
                                                                       -----------
Total current assets                                                       533,700

Property and equipment, net                                                 39,900

Other assets:
    Patents, net                                                           421,200
    Other receivables, related party                                        18,100
    Other                                                                    5,700
                                                                       -----------
Total other assets                                                         445,000
                                                                       $ 1,018,600
                                                                       ===========

Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable, trade                                            $   154,700
    Accrued expenses, including related party of $122,400                  193,100
    Current portion of long-term debt                                        2,300
                                                                       -----------
Total current liabilities                                                  350,100
                                                                       -----------
Stockholders' equity:
    Preferred stock; $.001 par value; 2,000,000 shares authorized;
        0 shares issued and outstanding
    Common stock; $.0001 par value; 50,000,000 shares authorized;
        10,498,543 shares issued and 10,444,958 shares outstanding           1,000
    Capital in excess of par value                                       8,180,900
    Accumulated deficit                                                 (7,496,900)
                                                                       -----------
                                                                           685,000
    Treasury stock, at cost; 53,585 shares                                 (16,500)
                                                                       -----------
Total stockholders' equity                                                 668,500
                                                                       -----------
                                                                       $ 1,018,600
                                                                       ===========

The accompanying notes are an integral part of the financial statements.

                             Innova Pure Water, Inc.

                            Statements of Operations

                                                                Year Ended June 30,
                                                         ------------------------------
                                                             2001              2000
                                                         ------------------------------
Sales                                                    $    744,200           872,800
Cost of sales                                                 443,000           501,600
                                                         ------------------------------
Gross profit                                                  301,200           371,200
                                                         ------------------------------
Operating expenses:
    Selling expenses                                           18,800            54,700
    General and administrative expenses                       879,300         1,078,800
    Research and product development                           89,500           170,500
                                                         ------------------------------
                                                              987,600         1,304,000
                                                         ------------------------------
Net loss from operations                                     (686,400)         (932,800)
                                                         ------------------------------
Other (income) expenses:
    Interest, net                                              (5,100)          (14,000)
    (Gain) loss on disposal of fixed assets                    (4,100)           11,900
    Royalties and other income                               (501,400)           (8,500)
                                                         ------------------------------
                                                             (510,600)          (10,600)
                                                         ------------------------------
Net loss                                                 $   (175,800)     $   (922,200)
                                                         ==============================
Loss earnings per common share                           $       (.02)     $       (.09)
                                                         ==============================
Weighted average number of common shares outstanding       10,192,771        10,046,886
                                                         ==============================

The accompanying notes are an integral part of the financial statements.

                             Innova Pure Water, Inc.

                  Statements of Changes in Stockholders' Equity

                       Years Ended June 30, 2001 and 2000


                                        Common Stock       Capital In
                                   ----------------------   Excess Of     Accumulated    Treasury
                                     Shares     Amount      Par Value       Deficit        Stock
                                   ---------------------------------------------------------------
Balance, June 30, 1999             10,078,401    1,000      8,019,400     (6,398,900)          0

Compensation for stock
    options issued                                             41,600

Acquisition of treasury
    stock, 60,000 shares                                                                  (9,500)

Issuance of treasury stock
    for services, 25,000 shares                                 5,000                      4,600

Net loss                                                                    (922,200)
                                   ------------------------------------------------------------
Balance, June 30, 2000             10,078,401  $ 1,000     $8,066,000    $(7,321,100)    $(4,900)

Compensation for stock
    options issued                                             34,100

Stock issued for services
    and payment of royalties          420,142                  79,600

Issuance of treasury stock
     for services, 7,665 shares                                 1,200                      1,400

Acquisition of treasury
    stock, 26,250 shares                                                                (13,000)

Net loss                                                                    (175,800)
                                   ------------------------------------------------------------
Balance, June 30, 2001             10,498,543   $1,000     $8,180,900    $(7,496,900)  $(16,500)
                                   ============================================================



The accompanying notes are an integral part of the financial statements.

                             Innova Pure Water, Inc.

                            Statements of Cash Flows

                                                                           Year Ended June 30,
                                                                         -----------------------
                                                                             2001         2000
                                                                         -----------------------
Operating activities
    Net loss                                                              $(175,800)   $(922,200)
                                                                         -----------------------
    Adjustments to reconcile net loss to net cash provided
        (used) by operating activities:
           Depreciation and amortization                                    128,100      144,400
           (Gain) loss on disposal of equipment                              (4,100)      11,900
           Increase in provision for doubtful accounts                       28,500
           Compensation for stock issued or subscribed for services          36,700       51,200
           Stock issued for services rendered and royalty payments           62,900
           Increase of deferred compensation of related parties              86,700
           (Increase) decrease in:
               Accounts and other receivables                                34,700       99,500
               Inventories                                                   32,000      (35,300)
               Other assets                                                  (4,500)       9,900
           Increase (decrease) in accounts payable and
               accrued expenses                                            (184,600)     336,500
                                                                         -----------------------
    Total adjustments                                                       216,400      618,100
                                                                         -----------------------
        Net cash provided (used) by operating activities                     40,600     (304,100)
                                                                         -----------------------
Investing activities
    Proceeds from sale of equipment                                          15,500
    Acquisition of equipment                                                (12,000)     (15,900)
    Acquisition and defense of patents                                     (179,100)    (126,700)
                                                                         -----------------------
        Net cash used by investing activities                              (175,600)    (142,600)
                                                                         -----------------------
Financing activities
    Acquisition of treasury stock                                                         (9,500)
    Payments on long-term debt                                              (13,400)      (6,600)
    Payments on capital lease obligations                                    (4,200)      (3,600)
     (Advances) payments (to) from related parties                            6,000      (31,800)
                                                                         -----------------------
           Net cash used by financing activities                            (11,600)     (51,500)
                                                                         -----------------------
Net decrease in cash                                                       (146,600)    (498,200)

Cash, beginning of year                                                     194,500      692,700
                                                                         -----------------------
Cash, end of year                                                        $   47,900    $ 194,500
                                                                         =======================
Supplemental disclosures of cash flow information and noncash financing activities:
        Cash paid during the year for interest                            $     900    $   2,200
                                                                         =======================

At fiscal year-end June 30, 2001, the Company incurred $32,300 of payables for the acquisition and defense of patents.

During the fiscal year ended June 30, 2001, the Company issued 88,359 shares of common stock in lieu of $16,700 of deferred compensation and acquired 26,250 shares of treasury stock in lieu of $13,000 of other receivables. These transactions were accounted for as non-cash transactions.

The accompanying notes are an integral part of the financial statements.

                             Innova Pure Water, Inc.

                          Notes to Financial Statements

                       Years Ended June 30, 2001 and 2000

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

For the years ended June 30, 2001 and 2000, sales to two and one customers amounted to approximately 72 and 64 percent of net sales, respectively. Accounts receivable from these customers amounted to approximately $156,700 and $288,000 at June 30, 2001 and 2000, respectively.

For the years ended June 30, 2001 and 2000, sales to foreign customers amounted to approximately 2 and 21 percent of net sales to unaffiliated customers, respectively. These sales were made to customers in various locations as follows:

                                                       2001            2000
                                                     -----------------------
        Japan                                                         79,800
        New Zealand                                  $  7,100         47,900
        Israel                                                        15,000
        South Korea                                                   23,000
        Other                                           6,300         13,600
                                                     -----------------------
                                                     $ 13,400      $ 179,300
                                                     =======================

The Company currently holds numerous patents in the field of water treatment and has additional domestic and foreign patents pending. The Company pursues an aggressive product development program with the goal to provide its strategic partners with unique competitive advantages.

2.      Significant Accounting Policies

The significant accounting policies followed are:

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                             Innova Pure Water, Inc.

                          Notes to Financial Statements

                       Years Ended June 30, 2001 and 2000

2.      Significant Accounting Policies (continued)

        Inventory is stated at the lower of cost, determined by the first-in, first-out method, or market.

        The Company extends credit to its various customers based on the customer's ability to pay. Based on management's review of accounts receivable, an allowance of $37,300 for doubtful accounts is considered necessary.

        Property and equipment are recorded at cost. Depreciation is calculated by the straight-line method over the estimated useful lives of the assets, ranging generally from 2 to 10 years. Additions to and major improvements of property and equipment are capitalized. Repair and maintenance expenditures are charged to expense as incurred. As property or equipment is sold or retired, the applicable cost and accumulated depreciation are eliminated from the accounts and any gain or loss is recorded. Depreciation expense amounted to approximately $46,200 and $87,100 for the years ended June 30, 2001 and 2000, respectively.

        The Company follows Statement of Financial Accounting Standards Board No. 121 (SFAS No. 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. In performing the review of recoverability, the Company estimates the future undiscounted cash flows that are expected to result from the use of the assets and their eventual disposition. Because events and circumstances frequently do not occur as expected, there will usually be differences between the estimated and actual future undiscounted cash flows, and these differences may be material. If an asset is determined to be impaired, the Company recognizes a loss for the difference between the carrying amount and the fair value of the asset. The fair value of the asset is measured using quoted market prices or, in the absence of quoted market prices, fair value is based on an estimate of discounted cash flow analysis. During the periods presented, the Company determined that its long-lived assets were not impaired.

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

                             Innova Pure Water, Inc.

                          Notes to Financial Statements

                       Years Ended June 30, 2001 and 2000

2.      Significant Accounting Policies (continued)

        Intangible assets that are included in other assets in the accompanying financial statements are being amortized over their estimated useful life of five years.

        The Company recognizes revenue at the time products are shipped. Any deposits received in advance of product shipment are reflected as liabilities until the products are shipped.

        Financial Accounting Standards Board Statement 123 (FASB 123), "Accounting for Stock-Based Compensation," provides that expense equal to the fair value of all stock-based awards on the date of the grant be recognized over the vesting period. Alternatively, this statement allows entities to continue to apply the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," whereby compensation expense is recorded on the date the options are granted equal to the excess of the market price of the underlying stock over the exercise price. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide pro forma disclosure of the provisions of FASB 123. Under APB Opinion No. 25, the Company recorded approximately $34,100 and $41,600 of compensation expense for the years ended June 30, 2001 and 2000, respectively.

        The Company records shares of common stock as outstanding at the time the Company becomes contractually obligated to issue shares.

        Costs of discounts and point-of-sale rebates are recognized at the date at which the related sales revenue is recognized and are recorded as a reduction of sales revenue. The Company does not currently offer any discounts or point-of-sale rebates to its customers.

        Basic loss per share is calculated by dividing net loss by the average number of common shares outstanding during the year. Diluted loss per common share is calculated by adjusting outstanding shares, assuming conversion of all potentially dilutive stock options. At June 30, 2001 and 2000, there were no dilutive instruments outstanding.

        The Company records amounts billed to customers for shipping and handling costs as sales revenue. Costs incurred by the Company for shipping and handling are included in cost of sales.

                             Innova Pure Water, Inc.

                          Notes to Financial Statements

                       Years Ended June 30, 2001 and 2000

3.      Inventories

Inventories consist of:
        Raw materials                                                      $ 100,400
        Work in process                                                       26,300
        Finished Goods                                                         1,500
                                                                           ---------
                                                                           $ 128,200
                                                                           =========

4.      Property and Equipment

Property and equipment consist of:
        Tooling                                                            $ 256,100
        Machinery and equipment                                              119,500
        Equipment under capital lease                                         18,100
                                                                           ---------
                                                                           $ 393,700
           Less:
               Accumulated depreciation                                      345,900
               Accumulated depreciation on equipment under capital lease       7,900
                                                                           ---------
                                                                           $  39,900
                                                                           =========


5.      Related Party Transactions and Commitments

The Company entered into an employment agreement with its President and Chief Executive Officer effective June 30, 1997, which provides for her employment for a five-year term ending June 29, 2002. Under the agreement, she is to receive a base salary of $150,000 per year, as well as a commission of two percent of net sales of the Company, adjusted by the annual gross margin achieved. During the years ended June 30, 2001 and 2000, the President and Chief Executive Officer agreed to a temporary voluntary reduction in base salary to $110,000 per year. For the years ended June 30, 2001 and 2000, commissions earned under the agreement amounted to approximately $14,900 and $17,400, respectively, and are included in accrued expenses in the accompanying financial statements. The agreement contains a restrictive covenant not to compete for the term of the agreement and for five years following termination of service without cause. The agreement provides for severance payments equal to 200 percent of the annual base compensation due under the agreement in the event there is a "change of control" of the Company, as defined therein, and she is subsequently terminated without cause.

At June 30, 2001, Ms. Smith had $114,000 in deferred salary and commissions payable included in accrued expenses.

The Company has been assigned the rights to certain patents owned by the majority stockholder of

                            Innova Pure Water, Inc.

                          Notes to Financial Statements

                       Years Ended June 30, 2001 and 2000

5.       Related Party Transactions and Commitments (continued)

the Company who is also the Chairman of the Board of Directors of the Company. The cost of maintaining these and other patents are included in other assets and amounts to $421,200, net of accumulated amortization of $217,000. The cost is being amortized on a straight-line basis over a five-year period.

Effective June 30, 1997, the Company entered into an agreement with the Chairman of the Board of Directors expiring on December 31, 2002. This agreement obligates the Company to pay him, in return for the assignment of his patent rights, a minimum of $100,000 of royalties per year, with a cap of $300,000 per year. The royalty payments will be calculated based on five percent of sales of products that incorporate these assigned patents. In the event of his termination, a three percent royalty shall be paid over the residual life of his patents. In connection with the assignment, the Company paid $100,000 of royalty expense to the Chairman for the years ended June 30, 2001 and 2000. At June 30, 2001 and June 30, 2000, there is $8,400 and $16,700 in deferred royalties payable included in accrued expenses, respectively.

The above employment agreements and assignment of rights to patents and royalty payments are not necessarily indicative of the agreements that would have been entered into by independent parties.

During the fiscal year ended June 30, 2001, Mr. Nohren received 347,333 shares of common stock as settlement of $66,670 in deferred royalties due him through December 2000. In addition, 72,809 shares of common stock were issued to a director of the Company for consulting services provided by him during the fiscal year.

6.      Capital Lease

The Company has capitalized a rental obligation under a lease of equipment. The obligation, which matures in 2002, represents the total present value of future rental payments discounted at the interest rate implicit in the lease. Future minimum lease payments under the capital lease are $2,400 for the year ending June 30, 2002, which includes $100 in interest.

7.      Lease Commitments

The Company rents its operating facilities under a non-cancelable operating lease expiring in March 2003.

                             Innova Pure Water, Inc.

                          Notes to Financial Statements

                       Years Ended June 30, 2001 and 2000

6.       Lease Commitments (continued)

The following is a schedule by year of future minimum rental payments required under this lease as of June 30, 2001:

        Year Ending
          June 30,
          --------
            2002                                                   59,000
            2003                                                   44,000
                                                                ---------
                                                                $ 103,000
                                                                =========

Rent expense amounted to approximately $53,100 and $121,300 for the years ended June 30, 2001 and 2000, respectively.

8.      Income Taxes

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

                                                2001                2000
                                             ------------------------------
        Deferred tax asset                   $ 2,562,000       $  2,756,200
        Allowance                             (2,562,000)        (2,756,200)
                                              -----------------------------
                                             $         0       $          0
                                             ==============================

The Company has available at June 30, 2001 and 2000 approximately $6,020,000 and $6,790,000, respectively, of unused operating loss carryforwards that may be applied against future taxable income, which would reduce taxes payable by approximately $2.5 million in the future. These operating loss carryforwards begin expiring after June 30, 2001. Income tax benefits resulting from the utilization of these carryforwards will be recognized in the year in which they are realized for federal and state tax purposes. For the year ended June 30, 2001, the Company utilized approximately $113,000 of these loss carryforwards. Approximately $630,000 of the unused net operating loss carryforwards expired in the fiscal year ended June 30, 2001.

The Company has provided a full valuation allowance related to the realizability of the deferred tax asset. The valuation allowance is based on evidence that the deferred tax asset will more likely than not, not be realized. Such valuation allowance may be increased or decreased in the future based on the likelihood of achieving future taxable earnings.

                             Innova Pure Water, Inc.

                          Notes to Financial Statements

                       Years Ended June 30, 2001 and 2000

9.      Preferred Stock

Effective October 24, 1996, the Board of Directors authorized 2,000,000 shares of preferred stock with a par value of $.001 per share. The Board of Directors is authorized to issue the preferred stock in series and to fix, in the manner and to the full extent provided and permitted by law, the rights, preferences, and limitations of each series of preferred stock. At June 30, 2001, there were no shares of preferred stock issued or outstanding.

10.     Stock Options and Warrants

On April 22, 1999, the Company adopted the "1999 Stock Option Plan." Under the plan, options to issue up to 1,000,000 shares of the Company's common stock may be granted. The option price shall not be less than the greater of $.50 per share or 100 percent of the fair market value of the underlying common stock on the date of grant. As of June 30, 2001, 100,000 options were outstanding under the plan. These options expire in 2009.

During the year ended June 30, 1997, the Company reserved 750,000 common shares for issuance under the Company's 1996 incentive stock plan. During the year ended June 30, 1998, 715,000 stock options, net of forfeitures, were granted under this plan at an exercise price of $.50 per share. The options vest over a three-year period beginning July 1, 1998 and expire on June 30, 2001. During the years ended June 30, 2001 and 2000, no stock options were exercised under this plan, and 0 and 24,900 stock options were forfeited due to termination of employment, respectively. At June 30, 2001, 584,600 stock options expired without being exercised.

The Company grants options to various individuals to purchase the Company's common stock at the discretion of the Board of Directors. During the year ended June 30, 1999, the Company granted 120,000 stock options to certain individuals. These options are exercisable at $.50 per share and may be exercised at any time through April 2001. During the year ended June 30, 2001, all options expired without being exercised.

                             Innova Pure Water, Inc.

                          Notes to Financial Statements

                       Years Ended June 30, 2001 and 2000

10.      Stock Options and Warrants (continued)

The following is a summary of stock option activity during 2001 and 2000:

                                          1996 and 1999
                                     Stock Option Plans             Other
                                    --------------------    ----------------------
                                                Weighted                  Weighted
                                                 Average                  Average
                                      Number    Exercise     Number      Exercise
                                    of Shares     Price     of Shares      Price
                                    -----------------------------------------------
       Options granted and
         outstanding,
         June 30, 1999                 709,500     $.50       120,000      $.50
       Options forfeited during
         the year                      (24,900)    (.50)
                                    -----------------------------------------------
       Options granted and
         outstanding,
         June 30, 2000                 684,600      .50       120,000       .50
       Options expired during
         the year                     (584,600)    (.50)     (120,000)     (.50)
                                    -----------------------------------------------
       Options granted and
         outstanding,
         June 30, 2001                 100,000     $.50             0      $.00
                                    ===============================================




The following table summarizes the status of options outstanding at June 30, 2001:

                                                 Outstanding Options                Exercisable Options
                                       --------------------------------------     -------------------------
                                                                  Weighted                      Weighted
                                                                    Average                      Average
                                                                  Remaining                     Remaining
                                       Exercise                  Contractual                   Contractual
                                        Price       Number          Life          Number          Life
                                       --------------------------------------------------------------------

    1996 and 1999 Stock Option Plan    $.50         100,000       7.75 years      100,000       7.75 years

In addition to the above, the Company has outstanding at June 30, 2001 warrants to purchase 250,000 shares of the Company's common stock at a price of $.50 per share. The warrants are exercisable at any time through August 18, 2001, at which time the warrants expire. At June 30, 2001, 250,000 shares of the Company's common stock have been reserved for issuance under these warrants.

                             Innova Pure Water, Inc.

                          Notes to Financial Statements

                       Years Ended June 30, 2001 and 2000

10.      Stock Options and Warrants (continued)

FASB 123 requires disclosure of pro forma net income (loss) as if the fair value based method had been applied in measuring compensation costs for common stock options and warrants granted. Pro forma net income (loss) and net income (loss) per common share are as follows for the years ended June 30, 2001 and 2000:

                                                   2001             2000
                                                ----------------------------
As reported:
   Net loss                                     $  (175,800)    $  (922,200)
                                                ============================
   Basic and diluted loss per common share      $      (.02)    $      (.09)
                                                ============================
Pro forma:
   Net loss                                     $  (212,800)    $(1,021,400)
                                                ============================
   Basic and diluted loss per common share      $      (.02)    $      (.10)
                                                ============================


11.     Legal Settlements and Contingencies

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

The Company was the plaintiff in a patent infringement lawsuit entitled Innova/Pure Water, Inc., Plaintiff v. Brita Products Company, Defendant; Case No. 00-157-Civ-T-26C filed by the Company on February 29, 2000. The case was filed with the U.S. District Court, Middle District of Florida, Tampa Division. The Company had claimed patent infringement of U.S. Patent 5,609,759 on the part of the Defendants. On February 26, 2001, the Company and Brita reached a settlement agreement on terms management feels are favorable to the Company which includes quarterly royalty payment. Any amounts received as a result of the settlement during the fiscal year ended June 30, 2001 are included in other income.