Form 10QSB
period 2001-09-30
INNOVA PURE WATER INC /FL/
filed 2001-11-16
CIK 791994

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the three months ended September 30, 2001

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the transition period from __________, 20__, to _________, 20__.

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

                         [X]   YES          [ ]   NO

There were 10,453,458 shares of the Registrant's $.0001 par value common stock outstanding as of September 30, 2001.

Transitional Small Business Format (check one)  Yes  [ ]          NO     [X]

                             INNOVA PURE WATER, INC.




                                    CONTENTS



Part I - Financial Information

    Item 1.     Condensed Financial Statements

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

    Item 3.     Defaults Upon Senior Securities

    Item 4.     Submission of Matters to a Vote of Security Holders

    Item 5.     Other Matters

    Item 6.     Exhibits and Reports on Form 8-K

Signatures

PART I - FINANCIAL INFORMATION

ITEM 1.      CONDENSED FINANCIAL STATEMENTS





                             Innova Pure Water, Inc.

                         Condensed Financial Statements

                      Three Months Ended September 30, 2001
                              and 2000 (Unaudited)







                                    CONTENTS



Condensed Financial Statements:

    Condensed Balance Sheet for September 30, 2001 (Unaudited)...............1
    Condensed Statements of Operations for the Three Months
        Ended September 30, 2001 and 2000 (Unaudited)........................2
    Condensed Statement of Changes in Stockholders' Equity for the
        Three Months Ended September 30, 2001 (Unaudited)....................3
    Condensed Statements of Cash Flows for the Three Months Ended
        September 30, 2001 and 2000 (Unaudited)..............................4
    Notes to Condensed Financial Statements..................................5

                             Innova Pure Water, Inc.

                             Condensed Balance Sheet

                               September 30, 2001
                                   (Unaudited)


ASSETS
Current assets:
    Cash                                                               $    19,500
    Accounts receivable, trade, net of allowance for
        doubtful accounts of $3,200                                         81,100
    Other receivables, net of allowance for doubtful accounts
        of $41,800, including related party of $78,900                      95,600
    Inventories                                                            141,800
    Other current assets                                                     2,800
                                                                       -----------
Total current assets                                                       340,800

 Property and equipment, net                                                57,200

Other assets:
    Patents, net                                                           413,000
    Other receivables, related party                                        18,100
    Other                                                                    5,700
                                                                       -----------
Total other assets                                                         436,800

                                                                       $   834,800
                                                                       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable, trade                                            $   129,900
    Accrued expenses, including related party of $126,100                  190,900
    Current portion of obligation under capital lease                        1,200
                                                                       -----------
Total current liabilities                                                  322,000
                                                                       -----------

Stockholders' equity:
    Preferred stock; $.001 par value; 2,000,000 shares
        authorized; 0 shares issued and outstanding
    Common stock; $.0001 par value; 50,000,000 shares
        authorized; 10,498,543 shares issued; and
        10,453,458 shares outstanding                                        1,000
    Capital in excess of par value                                       8,369,100
    Deferred financing costs                                              (187,700)
    Accumulated deficit                                                 (7,654,300)
                                                                       -----------
                                                                           528,100
    Treasury stock, at cost, 45,085 shares                                 (15,300)
                                                                       -----------
Total stockholders' equity                                                 512,800

                                                                       $   834,800
                                                                       ===========

The accompanying notes are an integral part of the condensed financial statements.

                             Innova Pure Water, Inc.

                       Condensed Statements of Operations
                                   (Unaudited)



                                                Three Months Ended
                                                   September 30,
                                           -----------------------------
                                             2001                2000
                                           -----------------------------
Net sales                                  $ 166,500           $ 199,300

Cost of sales                                103,500             109,300
                                           -----------------------------

Gross profit                                  63,000              90,000
                                           -----------------------------

Operating expenses:
  Selling expenses                             6,400               2,400
  General and administrative expenses        208,600             211,300
  Research and product development            27,800              26,500
                                           -----------------------------
                                             242,800             240,200
                                           -----------------------------

Net loss from operations                    (179,800)           (150,200)
                                           -----------------------------

Other income:
  Loss/(Gain) on sale of assets                1,000                (300)
  Interest, net                                 (400)             (2,900)
  Royalties and other income                 (23,000)             (2,000)
                                           -----------------------------
                                             (22,400)             (5,200)
                                           -----------------------------

Net loss                                   $(157,400)          $(145,000)
                                           =============================

Loss per common share                      $    (.02)          $    (.01)
                                           =============================




The accompanying notes are an integral part of the condensed financial statements.

                             Innova Pure Water, Inc.

             Condensed Statement of Changes in Stockholders' Equity

                      Three Months Ended September 30, 2001
                                   (Unaudited)




                                           Common Stock            Capital In                                      Deferred
                                   --------------------------       Excess Of     Accumulated      Treasury       Financing
                                       Shares         Amount       Par Value        Deficit         Stock           Costs
                                   -----------------------------------------------------------------------------------------
Balance, June 30, 2001               10,498,543       $ 1,000      $8,180,900    $ (7,496,900)    $ (16,500)     $      --

Issuance of treasury stock
for services, 8,500 shares                                                                            1,200
                                                                          500

Deferred financing costs                                              187,700                                     (187,700)

Net loss for period                                                                  (157,400)
                                   -----------------------------------------------------------------------------------------

Balance, September 30, 2001          10,498,543       $ 1,000      $8,369,100    $ (7,654,300)    $ (15,300)     $(187,700)
                                   =========================================================================================







The accompanying notes are an integral part of the condensed financial statements.

                             Innova Pure Water, Inc.

                       Condensed Statements of Cash Flows
                                   (Unaudited)



                                                                              Three Months Ended
                                                                                  September 30,
                                                                         ------------------------------
                                                                             2001                2000
                                                                         ------------------------------
OPERATING ACTIVITIES
  Net loss                                                                $(157,400)          $(145,000)
                                                                         ------------------------------
  Adjustments to reconcile net loss to net cash
      used by operating activities:
        Depreciation and amortization                                        32,600              31,300
        Loss/(Gain) on disposal of equipment                                  1,000                (300)
        Increase in provision for doubtful accounts                           7,700
        Stock and stock options issued for services                           1,700               8,400
        (Increase) decrease in:
          Accounts and other receivables                                    161,200             306,500
          Inventories                                                       (13,600)            (26,700)
          Other assets                                                        9,200               2,500
        Decrease in accounts payable and accrued expenses                   (48,800)           (204,400)
                                                                         ------------------------------
  Total adjustments                                                         151,000             117,300
                                                                          -----------------------------
  Net cash used by operating activities                                      (6,400)            (27,700)
                                                                         ------------------------------

INVESTING ACTIVITIES
  Proceeds from sale of equipment                                                                 1,500
  Acquisition of equipment                                                  (24,600)
  Acquisition and defense of patents                                                            (43,700)
                                                                        -------------------------------
    Net cash used by investing activities                                   (24,600)            (42,200)

FINANCING ACTIVITIES
  Advances from related parties                                               3,700
  Payments on long-term debt                                                                     (1,600)
  Payments on capital lease obligations                                      (1,100)             (1,100)
                                                                        -------------------------------
Net cash provided (used) by financing activities                              2,600              (2,700)

NET DECREASE IN CASH                                                        (28,400)            (72,600)

CASH, BEGINNING OF PERIOD                                                    47,900             194,500
                                                                         ------------------------------

CASH, END OF PERIOD                                                       $  19,500           $ 121,900
                                                                         ==============================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    AND NONCASH FINANCING ACTIVITIES:
        Cash paid during the period for interest                          $     100           $     500
                                                                         ==============================

         During the three months ended September 30, 2001, the Company incurred $18,100 of payables for the acquisition of patents.



The accompanying notes are an integral part of the condensed financial statements.

                             Innova Pure Water, Inc.

                     Notes to Condensed Financial Statements

           Three Months Ended September 30, 2001 and 2000 (Unaudited)


1.      CONDENSED FINANCIAL STATEMENTS

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three-month periods ended September 30, 2001 and 2000, (b) the financial position at September 30, 2001, and (c) cash flows for the three-month periods ended September 30, 2001 and 2000, have been made.

The unaudited condensed financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in condensed financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying condensed financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended June 30, 2001. The results of operations for the three-month period ended September 30, 2001 are not necessarily indicative of those to be expected for the entire year.

2.      CONTINGENCIES

The Company is currently the plaintiff in a patent infringement lawsuit entitled Innova/Pure Water, Inc. v. Safari Water Filtration Systems, Inc. d/b/a Safari Outdoor Products, Defendant; Case No. 99-1781-Civ-T-23F filed by the Company on August 4, 1999. The case was filed with the U.S. District Court, Middle District of Florida, Tampa Division. The Company has claimed patent infringement of U.S. Patent 5,609,759 on the part of the Defendants. It is not yet possible to evaluate the likelihood of a favorable or unfavorable outcome.

During the three-month period ended September 30, 2001, the Company entered into a month-to-month employment agreement with an individual to provide part-time advisory services to the chairman and treasurer of the Company. In exchange for these services, the employee would receive a monthly salary of $1,667 ($20,000 annualized) with an appropriate bonus if the Company obtains profitability commensurate with the employee's contribution to the Company. This agreement may be discontinued at any time by either party without cause. The agreement will expire on July 31, 2002 unless extended by the parties.

As part of the employment agreement, if the employee is employed by the Company for twelve months, he would receive 25,000 shares of the Company's common stock as additional compensation.

3.      STOCK OPTIONS AND WARRANTS

During the quarter ended September 30, 2001, the Company extended the term, by two years, on 250,000 expired warrants. No expense was recognized with the extension of these warrants.

The Company granted 755,000 stock options at $0.25 under the 1999 Stock Option Plan. These options are exercisable anytime through August 31, 2006. Under APB 25, no expense was recognized.

During the quarter ended September 30, 2001, the Company entered into an agreement, which provides financing of $600,000. In return for a five-year loan at 0% financing, ballooning in five years, the Company issued 1.2 million warrants expiring in five years, with the following terms:

 400,000 warrants may be converted into 400,000 shares of Innova stock at $0.50 400,000 warrants may be converted into 400,000 shares of Innova stock at $0.75 400,000 warrants may be converted into 400,000 shares of Innova stock at $1.00

The deferred financing costs recognized with these warrants is $187,697, amortized over five years.

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


INCOME STATEMENT DATA

                                                               Three Months Ended
                                                                  September 30,
                                                       -----------------------------------
                                                            2001                   2000
                                                       -----------------------------------
         Total revenue                                 $    166,500           $    199,300
                                                       ===================================
         Net loss                                      $   (157,400)          $   (145,000)
                                                       ===================================
         Loss per common share - basic                 $       (.02)          $       (.01)
                                                       ===================================
         Shares used in per share computation            10,449,936             10,043,401
                                                       ===================================

BALANCE SHEET DATA

                                     September 30,
                                         2001
                                     -------------
         Total assets                  $834,800
                                       ========
         Working capital               $ 18,800
                                       ========
         Long-term debt                $      0
                                       ========
         Stockholders' equity          $512,800
                                       ========


RESULTS OF OPERATIONS

Net Sales

Net sales for the three-month period ended September 30, 2001 were $166,500, a decrease of 16 percent from the $199,300 of net sales for the comparable period in 2000. This decrease is attributable to the decrease in sales to U.S. Filter (Culligan) mostly offset by sales to Avon Products.

Cost of Sales

For the three months ended September 30, 2001, the cost of sales decreased to $103,500 from the $109,300 of costs for the three months ended September 30, 2000. This decrease is mainly due to the decrease in sales.

Gross profit margin decreased 7 percentage points for the three months ended September 30, 2001, to a gross profit margin of 38 percent from an overall gross profit margin of 45 percent for the three months ended September 30, 2000. This is principally attributable to the restructuring of our product pricing in response to market conditions and the lower sales volume available to absorb the fixed cost of manufacturing.

Operating Expense

Operating expenses for the three months ended September 30, 2001 were $242,800 as compared to $240,200 for the similar period last year. The one percent increase of operating expenses is principally attributable to a slight increase in sales and marketing expenditures.

Other Income

For the three months ended September 30, 2001, net interest income amounted to $400 as compared to net interest income of $2,900 for the three months ended September 30, 2000. This decrease is due to the decrease in cash invested in interest bearing securities or accounts with a major bank.

Other income for the three months ended September 30, 2001 of $23,000 was due to royalties received from the licensing of the Company's technology.

Income Taxes

Due to the Company's history of operating losses, management has established a valuation allowance in the full amount of the deferred tax assets arising from these losses because management believes it is more likely than not that the Company will not generate sufficient taxable income within the appropriate period to offset these operating loss carryforwards.

Net Loss

Net loss for the three months ended September 30, 2001 amounted to $157,400 as compared to net loss of $145,000 for the three months ended September 30, 2000. This increase in net loss is principally attributable to the decrease in sales partially offset by royalties received from the licensing of the Company's technology.

Loss Per Share

For the three months ended September 30, 2001, basic loss per share amounted to $(.02). For the comparable period in 2000, basic loss per share amounted to $(.01). The increase in loss per share is due principally to the decrease in sales partially offset by royalties received from the licensing of the Company's technology.


LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

For the three months ended September 30, 2001, net cash used by operating activities amounted to approximately $6,400, compared to the net cash used by operating activities of approximately $27,700 for the comparable period in 2000. This decrease is primarily a result of royalty income received from the licensing of the Company's technology.

Investment Activities

The Company's investment activities include equipment purchases, patent acquisitions and defense, and net changes in related party advances.

Net cash used by investing activities for the three months ended September 30, 2001 was approximately $24,600, as compared to net cash used by investing activities of approximately $42,200 for the comparable period in 2000. This decrease in cash expended for investing activities is due primarily to decreased expenditures on patent infringement litigation partially offset by increased expenditures for new equipment.

Financing Activities

The Company's financing activities include payments on borrowings and capital leases and the acquisition of treasury stock.

Net cash of approximately $2,600 was provided by financing activities for the three months ended September 30, 2001, as compared to net cash used by financing activities of approximately $2,700 for the three months ended September 30, 2000. This change result primarily from advances from related parties.

CAPITAL RESOURCES

At September 30, 2001, the Company does not have any material commitments for capital expenditures other than for those expenditures incurred in the ordinary course of business.

The Company believes that with the $600,000 financing from the agreement mentioned in the Notes to the Condensed Financial Statements under Stock Options and Warrants and revenues generated from its operations, there will be sufficient capital to satisfy its currently anticipated cash requirements for the next 12 months. However, additional capital could be required in excess of the Company's liquidity, requiring it to raise additional capital through an equity offering, secured or unsecured debt financing. The availability of additional capital resources will depend on prevailing market conditions, interest rates, and the existing financial position and results of operations of the Company.


PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The Company is currently the plaintiff in a patent infringement lawsuit entitled Innova/Pure Water, Inc. v. Safari Water Filtration Systems, Inc. d/b/a Safari Outdoor Products, Defendant; Case No. 99-1781-Civ-T-23F filed by the Company on August 4, 1999. The case was filed with the U.S. District Court, Middle District of Florida, Tampa Division. The Company has claimed patent infringement of U.S. Patent 5,609,759 on the part of the Defendants. It is not yet possible to evaluate the likelihood of a favorable or unfavorable outcome.


ITEM 2.   CHANGES IN SECURITIES

During the three-month period ended September 30, 2001, there was no modification of any instruments defining the rights of holders of the Company's common stock and no limitation or qualification of the rights evidenced by the Company's common stock as a result of the issuance of any other class of securities or the modification thereof.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

During the three-month period ended September 30, 2001, the Company was not in default on any of its indebtedness.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the three-month period ended September 30, 2001, the Company did not submit any matters to a vote of its security holders.


ITEM 5.   OTHER MATTERS

The Company does not have any material information to report with respect to the three-month period ended September 30, 2001.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits included herewith are:
          (27) Financial Data Schedule

(b)   Reports on Form 8-K - None



SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

                                     INNOVA PURE WATER, INC.



Dated:  November 16, 2001            By: /s/ Rose Smith
      -------------------                ---------------------------------------
                                          Rose C. Smith
                                          President, Chief Executive Officer
                                          Director



Dated:   November 16, 2001           By: /s/ John E. Nohren, Jr.
      --------------------               ---------------------------------------
                                          John E. Nohren, Jr.
                                          Chairman of the Board of Directors
                                          Chief Financial Officer



Dated:  November 16, 2001            By: /s/ Robert Connell
      -------------------                ---------------------------------------
                                          Robert Connell
                                          Controller