Form 10QSB
period 2001-12-31
INNOVA PURE WATER INC /FL/
filed 2002-02-14
CIK 791994

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-QSB

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2001

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________, 20__, to __________, 20__.

Commission File Number 0-29746

INNOVA PURE WATER, INC.

(Exact Name of Registrant as Specified in Charter)

Florida	59-2567034

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

13130 56th Court, Suite 609, Clearwater, Florida 33760

(Address of Principal Executive Offices)

(727) 572-1000

(Registrant’s Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ YES     ☐ NO

There were 10,453,458 shares of the Registrant’s $.0001 par value common stock outstanding as of December 31, 2001.

Transitional Small Business Format (check one)    Yes   ☐     No   ☒

Innova Pure Water, Inc.

Contents

Part I – Financial Information
Item 1. Condensed Financial Statements
Item 2. Management’s Discussion & Analysis of Financial Condition and Results of Operations
Part II – Other Information
Item 1. Legal Proceedings
Item 2. Changes in Securities
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Matters
Item 6. Exhibits and Reports on Form 8-K
Signatures

PART I – FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Innova Pure Water, Inc.

Condensed Financial Statements

Three and Six Months Ended
December 31, 2001 and 2000 (Unaudited)

Innova Pure Water, Inc.

Condensed Balance Sheet

December 31, 2001
(Unaudited)

Assets
Current assets:
Cash	$42,300
Accounts receivable, trade	2,600
Other receivables, net of allowance for doubtful accounts of $41,900, including related party of $88,000	91,900
Inventories	381,400
Other current assets	1,100

Total current assets	519,300

Property and equipment, net	73,300

Other assets:
Patents, net	392,900
Other receivables, related party	18,100
Other	5,700

Total other assets	416,700

$1,009,300

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable, trade	$264,300
Accrued expenses, including related party of $131,100	186,300

Total current liabilities	450,600

Long-term liabilities:
Loan payable	$300,000

Stockholders’ equity:
Preferred stock; $.001 par value; 2,000,000 shares authorized; 0 shares issued and outstanding Common stock; $.0001 par value; 50,000,000 shares authorized; 10,498,543 shares issued; and 10,453,458 shares outstanding	1,000
Capital in excess of par value	8,369,100
Deferred financing costs	(187,700)
Accumulated deficit	(7,908,400)

274,000
Treasury stock, at cost, 45,085 shares	(15,300)

Total stockholders’ equity	258,700

$1,009,300

The accompanying notes are an integral part of the condensed financial statements.

1

Innova Pure Water, Inc.

Condensed Statements of Operations
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,

	2001	2000	2001	2000

Net sales	$22,700	$80,100	$189,200	$279,400

Cost of sales	24,600	47,900	128,100	157,200

Gross profit	(1,900)	32,200	61,100	122,200

Operating expenses:
Selling expenses	100	4,200	6,500	6,600
General and administrative expenses	237,300	233,100	445,900	444,400
Research and product development	26,600	18,300	54,400	44,800

	264,000	255,600	506,800	495,800

Net loss from operations	(265,900)	(223,400)	(445,700)	(373,600)

Other (income) expenses:
(Gain)/Loss on sale of assets	—	—	1,000	(300)
Interest, net	100	(1,000)	(300)	(3,900)
Royalty income	(11,900)	—	(34,900)	—
Other	—	(6,300)	—	(8,300)

	(11,800)	(7,300)	(34,200)	(12,500)

Net loss	$(254,100)	$(216,100)	$(411,500)	$(361,100)

Loss per common share	$(.02)	$(.02)	$(.04)	$(.04)

The accompanying notes are an integral part of the condensed financial statements.

2

Innova Pure Water, Inc.

Condensed Statement of Changes in Stockholders’ Equity

Six Months Ended December 31, 2001
(Unaudited)

	Common Stock		Capital In			Deferred
			Excess Of	Accumulated	Treasury	Financing
	Shares	Amount	Par Value	Deficit	Stock	Costs

Balance, June 30, 2001	10,498,543	$1,000	$8,180,900	$(7,496,900)	$(16,500)	$—

Issuance of treasury stock for services, 8,500 shares			500		1,200

Deferred financing costs			187,700			(187,700)
Net loss for period				(411,500)

Balance, December 31, 2001	10,498,543	$1,000	$8,369,100	$(7,908,400)	$(15,300)	$(187,700)

The accompanying notes are an integral part of the condensed financial statements.

3

Innova Pure Water, Inc.

Condensed Statements of Cash Flows
(Unaudited)

	Six Months Ended
	December 31,

	2001	2000

Operating activities
Net loss	$(411,500)	$(361,100)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	66,900	60,900
Loss/(Gain) on disposal of equipment	1,000	(300)
Increase in provision for doubtful accounts	4,600	11,200
Stock and stock options issued for services	1,700	19,500
(Increase) decrease in:
Accounts and other receivables	255,600	292,500
Inventories	(253,200)	(400)
Other assets	10,900	2,500
Increase (decrease) in accounts payable and accrued expenses	69,200	(253,700)

Total adjustments	156,700	132,200

Net cash used by operating activities	(254,800)	(228,900)

Investing activities
Advances (payments) from (to) related parties	(9,100)	7,000
Proceeds from sale of equipment		1,500
Acquisition of equipment	(48,100)	(7,100)
Acquisition and defense of patents		(47,400)

Net cash used by investing activities	(57,200)	(46,000)

Financing activities
Advances from related parties	8,700
Payments on long-term debt		(13,400)
Advances from related parties		121,700
Proceeds from loan	300,000
Payments on capital lease obligations	(2,300)	(2,100)

Net cash provided by financing activities	306,400	106,200

Net decrease in cash	(5,600)	(168,700)

Cash, beginning of period	47,900	194,500

Cash, end of period	$42,300	$25,800

Supplemental disclosure of cash flow information and noncash financing activities:
Cash paid during the period for interest	$800	$700

During the six months ended December 31, 2001 and 2000, the Company incurred $23,700 and 122,300 of payables, respectively, for the acquisition of patents

The accompanying notes are an integral part of the condensed financial statements.

4

Innova Pure Water, Inc.

Notes to Condensed Financial Statements

Six Months Ended December 31, 2001 and 2000 (Unaudited)

1. Condensed Financial Statements

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and six-month periods ended December 31, 2001 and 2000, (b) the financial position at December 31, 2001, and (c) cash flows for the six-month periods ended December 31, 2001 and 2000, have been made.

The unaudited condensed financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in condensed financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying condensed financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended June 30, 2001. The results of operations for the six-month period ended December 31, 2001 are not necessarily indicative of those to be expected for the entire year.

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

During the six-month period ended December 31, 2001, the Company entered into a month-to-month employment agreement with an individual to provide part-time advisory services to the chairman and treasurer of the Company. In exchange for these services, the employee would receive a monthly salary of $1,667 ($20,000 annualized) with an appropriate bonus if the Company obtains profitability commensurate with the employee’s contribution to the Company.

As part of the employment agreement, if the employee was employed by the Company for twelve months, he would have received 25,000 shares of the Company’s common stock as additional compensation. This agreement was terminated by the Company as of December 31, 2001.

3. Stock Options and Warrants

During the six months ended December 31, 2001, the Company extended the term, by two years, on 250,000 expired warrants. No expense was recognized with the extension of these warrants.

The Company granted 755,000 stock options at $0.25 under the 1999 Stock Option Plan. These options are exercisable anytime through August 31, 2006. Under APB 25, no expense was recognized.

During the six months ended December 31, 2001, the Company entered into an agreement, which provides financing of $600,000. In return for a five-year loan at 0% financing, ballooning in five years, the Company issued 1.2 million warrants expiring in five years, with the following terms:

400,000 warrants may be converted into 400,000 shares of Innova stock at $0.50

400,000 warrants may be converted into 400,000 shares of Innova stock at $0.75

400,000 warrants may be converted into 400,000 shares of Innova stock at $1.00

On February 5, 2002, the Company modified this agreement to reduce the financing from $600,000 to $400,000, with an effective loan date of January 1, 2002. The issuance and terms for the 1.2 million warrants mentioned above remained unchanged.

As of December 31, 2001, the Company had received $300,000 of the financing provided for by this agreement. The deferred financing costs originally recognized with these warrants was $187,700.

As a result of the modification in the amount of financing, the deferred financing costs to be recognized was recalculated to be $160,000. The $27,700 difference will be recognized as accelerated amortization of the deferred financing costs in the quarter ended March 31, 2002.

PART I – FINANCIAL INFORMATION

Item 2. Management’s Discussion & Analysis of Financial Condition and Results of Operation

THIS FILING CONTAINS FORWARD-LOOKING STATEMENTS. THE WORDS “ANTICIPATED,” “BELIEVE,” “EXPECT,” “PLAN,” “INTEND,” “SEEK,” “ESTIMATE,” “PROJECT,” “WILL,” “COULD,” “MAY,” AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS INCLUDE, AMONG OTHERS, INFORMATION REGARDING FUTURE OPERATIONS, FUTURE CAPITAL EXPENDITURES, AND FUTURE NET CASH FLOW. SUCH STATEMENTS REFLECT THE COMPANY’S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, INCLUDING, WITHOUT LIMITATION, GENERAL ECONOMIC AND BUSINESS CONDITIONS, CHANGES IN FOREIGN, POLITICAL, SOCIAL, AND ECONOMIC CONDITIONS, REGULATORY INITIATIVES AND COMPLIANCE WITH GOVERNMENTAL REGULATIONS, THE ABILITY TO ACHIEVE FURTHER MARKET PENETRATION AND ADDITIONAL CUSTOMERS, AND VARIOUS OTHER MATTERS, MANY OF WHICH ARE BEYOND THE COMPANY’S CONTROL. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES OCCUR, OR SHOULD UNDERLYING ASSUMPTIONS PROVE TO BE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY AND ADVERSELY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, OR OTHERWISE INDICATED. CONSEQUENTLY, ALL OF THE FORWARD-LOOKING STATEMENTS MADE IN THIS FILING ARE QUALIFIED BY THESE CAUTIONARY STATEMENTS AND THERE CAN BE NO ASSURANCE OF THE ACTUAL RESULTS OR DEVELOPMENTS.

Innova cautions readers that in addition to important factors described elsewhere, the following important facts, among others, sometimes have affected, and in the future could affect, the Company’s actual results, and could cause the Company’s actual results during 2001 and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, Innova.

INCOME STATEMENT DATA

	Three Months Ended December 31,		Six Months Ended December 31,

	2001	2000	2001	2000

Total revenue	$22,700	$80,100	$189,200	$279,400

Net loss	$(254,100)	$(216,100)	$(411,500)	$(361,100)

Loss earnings per common share – basic	$(.02)	$(.02)	$(.04)	$(.04)

Shares used in per share computation	10,453,458	10,043,401	10,451,697	10,043,401

BALANCE SHEET DATA

December 31,
2001

Total assets	$1,009,300

Working capital	$68,700

Long-term debt	$300,000

Stockholders’ equity	$258,700

RESULTS OF OPERATIONS

Net Sales

Net sales for the three-month period ended December 31, 2001 were $22,700, a decrease of 72 percent from the $80,100 of net sales for the comparable period in 2000. This decrease is attributable to the decrease in sales to U.S. Filter (Culligan). The Company had not received any purchase orders from U.S. Filter (Culligan) for the three-month period ended December 31, 2001 and does not anticipate receiving any in the immediate future.

Net sales for the six-month period ended December 31, 2001 were $189,200, a decrease of 32 percent from the $279,400 of net sales for the comparable period in 2000. This decrease is attributable to the decrease in sales to U.S. Filter (Culligan) partially offset by sales to Avon Products. The Company had not received any purchase orders from U.S. Filter (Culligan) for the six-month period ended December 31, 2001 and does not anticipate receiving any in the immediate future.

Cost of Sales

For the three months ended December 31, 2001, the cost of sales decreased to $24,600 from the $47,900 of costs for the three months ended December 31, 2000. This decrease is mainly due to the decrease in sales.

For the six months ended December 31, 2001, the cost of sales decreased to $128,100 from the $157,200 of costs for the six months ended December 31, 2000. This decrease is mainly due to the decrease in sales.

Gross profit margin decreased 48 percentage points for the three months ended December 31, 2001, to a gross profit margin of minus 8
(-8) percent from an overall gross profit margin of 40 percent for the three months ended December 31, 2000. This is principally attributable to writing off of $7,800 in obsolete inventory during the quarter. Lower manufacturing overhead percentages applied to the ending inventory for December 31, 2001 caused a lower inventory valuation. These lower overhead percentages, combined with the obsolete inventory write-off and low sales volume, caused the negative gross profit margin for the three-month period ended December 31, 2001.

Gross profit margin decreased 12 percentage points for the six months ended December 31, 2001, to a gross profit margin of 32 percent from an overall gross profit margin of 44 percent for the six months ended December 31, 2000. This is principally attributable to the restructuring of our product pricing in response to market conditions and the lower sales volume available to absorb the fixed cost of manufacturing.

Operating Expense

Operating expenses for the three months ended December 31, 2001 were $264,000 as compared to $255,600 for the similar period last year. The three percent increase in operating expenses is principally attributable to small increases in research and development expenditures and royalties paid to a related party for the assignment of his patents to the Company.

Operating expenses for the six months ended December 31, 2001 were $506,800 as compared to $495,800 for the similar period last year. The two percent increase of operating expenses is principally attributable to small increases in research and development expenditures and royalties paid to a related party for the assignment of his patents to the Company.

Other Income

For the three months ended December 31, 2001, net interest expense amounted to $100 as compared to net interest income of $1,000 for the three months ended December 31, 2000. This decrease in interest income was due to the decrease in cash invested in interest bearing securities or accounts with a major bank.

For the six months ended December 31, 2001, net interest income amounted to $300 as compared to net interest income of $3,900 for the six months ended December 31, 2000. This decrease is due to the decrease in cash invested in interest bearing securities or accounts with a major bank.

Royalty income for the three and six months ended December 31, 2001 of $11,900 and $34,900, respectively, was due to royalties received from the licensing of the Company’s technology. Other income of $6,300 and $8,300 for the three and six months ended December 31, 2000 was due to the reimbursement of a legal retainer, patent renewal fees, and royalty income.

Income Taxes

Due to the Company’s history of operating losses, management has established a valuation allowance in the full amount of the deferred tax assets arising from these losses because management believes it is more likely than not that the Company will not generate sufficient taxable income within the appropriate period to offset these operating loss carryforwards.

Net Loss

Net loss for the three months ended December 31, 2001 amounted to $254,100 as compared to net loss of $216,100 for the three months ended December 31, 2000. This increase in net loss is principally attributable to the decrease in sales and slight increase in operating expenses.

Net loss for the six months ended December 31, 2001 amounted to $411,500 as compared to net loss of $361,100 for the six months ended December 31, 2000. This increase in net loss is principally attributable to the decrease in sales and slight increase in operating expenses, partially offset by royalties received from the licensing of the Company’s technology.

Loss Per Share

For the three months ended December 31, 2001, basic loss per share amounted to $(.02). For the comparable period in 2000, basic loss per share amounted to $(.02).

For the six months ended December 31, 2001, basic loss per share amounted to $(.04). For the comparable period in 2000, basic loss per share amounted to $(.04).

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

For the six months ended December 31, 2001, net cash used by operating activities amounted to approximately $254,800, an increase from the net cash used by operating activities of approximately $228,900 for the comparable period in 2000. This increase is primarily a result of increases in purchased material inventory levels due to the introduction of the Company’s new biological filter products in January 2002, which is also reflected in the increase in accounts payable.

Investment Activities

The Company’s investment activities include equipment purchases, patent acquisitions and defense, and net changes in related party advances.

Net cash used by investing activities for the six months ended December 31, 2001 was approximately $57,200, as compared to net cash used by investing activities of approximately $46,000 for the comparable period in 2000. This increase in cash expended for investing activities is due primarily to increased expenditures on tooling and equipment partially offset by a decrease in expenditures for patent acquisition and defense.

Financing Activities

The Company’s financing activities include payments on capital leases, advances from related parties, and the proceeds from a financing agreement.

Net cash of approximately $306,400 was provided by financing activities for the six months ended December 31, 2001, as compared to net cash provided by financing activities of approximately $106,200 for the six months ended December 31, 2000. This change result primarily from funding received as a result of a financing agreement in which the Company issued 1.2 million warrants in return for a $400,000, five-year loan at 0% financing, ballooning in five years.

Through December 31, 2001, the Company has received $300,000 of this financing. This agreement is mentioned in the Notes to the Condensed Financial Statements under Stock Options and Warrants.

CAPITAL RESOURCES

At December 31, 2001, the Company does not have any material commitments for capital expenditures other than for those expenditures incurred in the ordinary course of business.

The Company believes that with the $400,000 financing (of which $100,000 had not yet been received by the Company as of December 31, 2001) from the agreement mentioned in the Notes to the Condensed Financial Statements under Stock Options and Warrants and revenues generated from its operations, there will be sufficient capital to satisfy its currently anticipated cash requirements for the next 12 months.

For the six-month period ended December 31, 2001, the Company had received $300,000 in financing as a result of this agreement. During the month of December, the Company received purchase orders from Sawyer Products totaling over $500,000 for the new biological water filter product, as well as chlorine removal water filter product. The Company made shipments totaling over $300,000 on these purchase orders during January 2002. The balance of these purchase orders should be shipped within the current fiscal year.

However, additional capital could be required in excess of the Company’s liquidity, requiring it to raise additional capital through an equity offering or, secured or unsecured debt financing. The availability of additional capital resources will depend on prevailing market conditions, interest rates, and the existing financial position and results of operations of the Company.

PART II – OTHER INFORMATION

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

Item 2. Changes in Securities

During the six-month period ended December 31, 2001, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

Item 3. Defaults Upon Senior Securities

During the six-month period ended December 31, 2001, the Company was not in default on any of its indebtedness.

Item 4. Submission of Matters to a Vote of Security Holders

During the six-month period ended December 31, 2001, the Company did not submit any matters to a vote of its security holders.

Item 5. Other Matters

The Company does not have any other material information to report with respect to the six-month period ended December 31, 2001.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits included herewith are:

(27)	Financial Data Schedule

(b)	Reports on Form 8-K – None

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

INNOVA PURE WATER, INC.

Dated: February 14, 2002	By: /s/ Rose Smith Rose C. Smith President, Chief Executive Officer Director

Dated: February 14, 2002	By: /s/ John E. Nohren, Jr. John E. Nohren, Jr. Chairman of the Board of Directors Chief Financial Officer

Dated: February 14, 2002	By: /s/ Robert Connell Robert Connell Controller