Form 10QSB
period 2002-03-31
INNOVA PURE WATER INC /FL/
filed 2002-05-17
CIK 791994

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-QSB

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2002

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                                    , 20      , to                                    , 20      .

Commission File Number 0-29746

INNOVA PURE WATER, INC.
(Exact Name of Registrant as Specified in Charter)

Florida	59-2567034

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

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

☒   YES    ☐   NO

There were 10,453,458 shares of the Registrant’s $.0001 par value common stock outstanding as of March 31, 2002.

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

Signatures

PART I – FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Innova Pure Water, Inc.

Condensed Financial Statements

Three and Nine Months Ended
March 31, 2002 and 2001 (Unaudited)

Contents

Condensed Financial Statements:
Condensed Balance Sheet for March 31, 2002 (Unaudited)	1
Condensed Statements of Operations for the Three and Nine Months Ended March 31, 2002 and 2001 (Unaudited)	2
Condensed Statement of Changes in Stockholders’ Equity for the Nine Months Ended March 31, 2002 (Unaudited)	3
Condensed Statements of Cash Flows for the Nine Months Ended March 31, 2002 and 2001 (Unaudited)	4
Notes to Condensed Financial Statements	5-6

Innova Pure Water, Inc.

Condensed Balance Sheet

March 31, 2002
(Unaudited)

Assets
Current assets:
Cash	$19,200
Accounts receivable, trade	183,500
Other receivables, net of allowance for doubtful accounts of $60,000, including related party of $48,800	41,100
Inventories	319,300

Total current assets	563,100

Property and equipment, net	77,700

Other assets:
Patents, net	378,400
Other receivables, related party	48,100
Other	5,700

Total other assets	432,200

$1,073,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable, trade	$310,100
Accrued expenses, including related party of $180,900	246,400

Total current liabilities	556,500

Long-term liabilities:
Loan payable	400,000

Stockholders’ equity:
Preferred stock; $.001 par value; 2,000,000 shares authorized; 0 shares issued and outstanding
Common stock; $.0001 par value; 50,000,000 shares authorized; 10,498,543 shares issued; and 10,453,458 shares outstanding	1,000
Capital in excess of par value	8,181,400
Accumulated deficit	(8,050,600)

131,800
Treasury stock, at cost, 45,085 shares	(15,300)

Total stockholders’ equity	116,500

$1,073,000

The accompanying notes are an integral part of the condensed financial statements.	1

Innova Pure Water, Inc.

Condensed Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

	2002	2001	2002	2001

Net sales	$276,600	$101,500	$465,800	$380,900
Cost of sales	174,500	58,700	302,600	215,900

Gross profit	102,100	42,800	163,200	165,000

Operating expenses:
Selling expenses	11,700	4,700	18,200	11,300
General and administrative expenses	233,200	250,700	679,100	695,100
Research and product development	26,700	20,300	81,100	65,100

	271,600	275,700	778,400	771,500

Net loss from operations	(169,500)	(232,900)	(615,200)	(606,500)

Other (income) expense:
Loss on disposal of assets	—	1,300	1,000	1,000
Interest, net	400	(700)	100	(4,600)
Royalty income	(28,400)	(241,400)	(62,600)	(241,400)
Other	—	(157,200)	—	(165,700)

	(28,000)	(398,000)	(61,500)	(410,700)

Net income (loss)	$(141,500)	$165,100	$(553,700)	$(195,800)

Income (loss) per common share	$(.01)	$.02	$(.05)	$(.02)

Weighted average number of common shares outstanding	10,453,458	10,217,607	10,452,276	10,100,622

The accompanying notes are an integral part of the condensed financial statements.	2

Innova Pure Water, Inc.

Condensed Statement of Changes in Stockholders’ Equity

Nine Months Ended March 31, 2002
(Unaudited)

	Common Stock		Capital In
			Excess Of	Accumulated	Treasury
	Shares	Amount	Par Value	Deficit	Stock

Balance, June 30, 2001	10,498,543	$1,000	$8,180,900	$(7,496,900)	$(16,500)
Issuance of treasury stock for Services, 8,500 shares			500		1,200
Net loss				(553,700)

Balance, March 31, 2002	10,498,543	$1,000	$8,181,400	$(8,050,600)	$(15,300)

The accompanying notes are an integral part of the condensed financial statements.	3

Innova Pure Water, Inc.

Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	March 31,

	2002	2001

Operating activities
Net loss	$(553,700)	$(195,800)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	102,900	94,300
Loss on disposal of equipment	1,000	1,000
Increase in provision for doubtful accounts	22,700	16,100
Stock and stock options issued for services	1,700	32,800
(Increase) decrease in:
Accounts and other receivables	68,300	235,900
Inventories	(191,100)	(26,300)
Other assets	12,000	(3,500)
Increase (decrease) in accounts payable and accrued expenses	87,900	(179,300)

Total adjustments	105,400	171,000

Net cash used by operating activities	(448,300)	(24,800)

Investing activities
Proceeds from sale of equipment		1,500
Acquisition of equipment	(36,600)	(7,400)
Acquisition and defense of patents		(179,100)
Payments to related parties		(3,100)

Net cash used by investing activities	(36,600)	(188,100)

Financing activities
Advances from related parties	58,500	168,800
Proceeds from loan	400,000
Payments on long-term debt		(13,400)
Payments on capital lease obligations	(2,300)	(3,100)

Net cash provided by financing activities	456,200	152,300

Net decrease in cash	(28,700)	(60,600)

Cash, beginning of period	47,900	194,500

Cash, end of period	$19,200	$133,900

Supplemental disclosures of cash flow information and noncash investing activities:
Cash paid during the period for interest	$1,600	$900

During the nine months ended March 31, 2002 and 2001, the Company incurred $37,600 and $13,100 of payables, respectively, for the acquisition and defense of patents.

During the nine months ended March 31, 2002 and 2001, the Company incurred $24,700 and $0 of payables, respectively, for the acquisition of new tooling.

During the nine months ended March 31, 2001, the Company issued 420,142 shares of common stock in lieu of $79,600 of deferred compensation. This transaction was accounted for as a noncash transaction.

The accompanying notes are an integral part of the condensed financial statements.	4

Innova Pure Water, Inc.

Notes to Condensed Financial Statements

Three and Nine Months Ended
March 31, 2002 and 2001 (Unaudited)

1.   Financial Statements

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three- and nine-month periods ended March 31, 2002 and 2001, (b) the financial position at March 31, 2002, and (c) cash flows for the nine-month periods ended March 31, 2002 and 2001, have been made.

The unaudited condensed financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in condensed financial statements prepared in accordance with generally accepted accounting principles have been omitted. The accompanying condensed financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended June 30, 2001. The results of operations for the three- and nine-month periods ended March 31, 2002 are not necessarily indicative of those to be expected for the entire year.

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

During the nine-month period ended March 31, 2002, the Company entered into a month-to-month employment agreement with an individual to provide part-time advisory services to the chairman and treasurer of the Company. In exchange for these services, the employee would receive a monthly salary of $1,667 ($20,000 annualized) with an appropriate bonus if the Company obtains profitability commensurate with the employee’s contribution to the Company.

As part of the employment agreement, if the employee was employed by the Company for 12 months, he would have received 25,000 shares of the Company’s common stock as additional compensation. This agreement was terminated by the Company as of December 31, 2001.

3.   Stock Options and Warrants

During the nine-month period ended March 31, 2002, the Company extended the term by two years on 250,000 expired warrants. No expense was recognized with the extension of these warrants.

Innova Pure Water, Inc.

Notes to Condensed Financial Statements

Three and Nine Months Ended
March 31, 2002 and 2001 (Unaudited)

3.   Stock Options and Warrants (continued)

During the nine-month period ended March 31, 2002, the Company extended the term by two years on 250,000 expired warrants. No expense was recognized with the extension of these warrants.

During the nine-month period ended March 31, 2002, the Company granted 755,000 stock options at $.25 under the 1999 Stock Option Plan. These options are exercisable anytime through August 31, 2006. Under APB No. 25, no expense was recognized.

During the nine-month period ended March 31, 2002, the Company entered into an agreement that provides financing of $600,000. In return for a five-year loan at zero percent financing, ballooning in five years, the Company issued 1.2 million warrants expiring in five years, with the following terms:

     400,000 warrants may be converted into 400,000 shares of Innova stock at $.50

     400,000 warrants may be converted into 400,000 shares of Innova stock at $.75

     400,000 warrants may be converted into 400,000 shares of Innova stock at $1.00

On February 5, 2002, the Company modified this agreement to reduce the financing from $600,000 to $400,000, with an effective loan date of January 1, 2002.

On March 26, 2002, the Company further modified this agreement by canceling the 1.2 million warrants issued under this financing agreement. Upon cancellation of the warrants, the Company removed the previously recorded $187,700 of deferred financing costs associated with the warrants.

During the quarter ended March 31, 2002, the Company entered into an employment agreement with an individual to provide marketing activities to the Company. In exchange for these services, the employee was granted 1.2 million options as compensation. These options are immediately exercisable, expire in five years, with the following terms:

     400,000 warrants may be converted into 400,000 shares of Innova stock at $.50

     400,000 warrants may be converted into 400,000 shares of Innova stock at $.75

     400,000 warrants may be converted into 400,000 shares of Innova stock at $1.00

Under APB 25, no compensation expense was recognized in connection with these options as the fair market value of the stock was less than the exercise price.

Innova Pure Water, Inc.

Notes to Condensed Financial Statements

Three and Nine Months Ended
March 31, 2002 and 2001 (Unaudited)

3.   Stock Options and Warrants (continued)

Financial Accounting Standards Board Statement 123 (FASB 123), “Accounting for Stock Based Compensation”, requires disclosure of pro forma net income (loss) as if the fair value based method had been applied in measuring compensation costs for common stock options and warrants granted. Pro forma net income (loss) and net income (loss) per common share are as follows for the three and nine months ended March 31, 2002:

	Three Months	Nine Months
	Ended March 31,2002	Ended March 31, 2002

As reported:
Net loss	$(141,500)	$(553,700)

Basic and diluted loss per share	$(.01)	$(.05)

	Three Months	Nine Months
	Ended March 31,2002	Ended March 31, 2002

Pro forma:
Net loss	$(329,200)	$(861,300)

Basic and diluted loss per share	$(.03)	$(.08)

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

Innova cautions readers that in addition to important factors described elsewhere, the following important facts, among others, sometimes have affected, and in the future could affect, the Company’s actual results, and could cause the Company’s actual results during 2002 and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, Innova.

INCOME STATEMENT DATA

	Three Months		Nine Months
	Ended March 31,		Ended March 31,

	2002	2001	2002	2001

Total revenue	$276,600	$101,500	$465,800	$380,900

Net income (loss)	$(141,500)	$165,100	$(553,700)	$(195,800)

Income (loss) earnings per common share – basic	$(.01)	$.02	$(.05)	$(.02)

Shares used in per share computation	10,453,458	10,217,607	10,452,276	10,100,622

BALANCE SHEET DATA

March 31,
2002

Total assets	$1,073,000

Working capital	$6,600

Long-term debt	$400,000

Stockholders’ equity	$116,500

RESULTS OF OPERATIONS

Net Sales

Net sales for the three-month period ended March 31, 2002 totaled $276,600, an increase of 173 percent from the $101,500 of net sales for the comparable period in 2001. Net sales for the nine-month period ended March 31, 2002 totaled $465,800, a 22 percent increase from the $380,900 of net sales for the comparable period in 2001. This increase in sales for both the three- and nine-month periods ended March 31, 2002 is attributable to sales to Sawyer Products of the new biological water filter product, as well as the chlorine removal water filter product. (For more discussion of Sawyer Products, please refer to the Capital Resources section, under the Liquidity and Capital Resources heading, found later in this filing).

Cost of Sales

For the three months ended March 31, 2002, the cost of sales increased to $174,500 from the $58,700 of costs for the three months ended March 31, 2001. This increase is mainly due to the increase in sales.

Gross profit margin decreased 5 percent for the three months ended March 31, 2002 to a gross profit margin of 37 percent, from an overall gross profit margin of 42 percent for the three months ended March 31, 2001. This is principally attributable to restructuring of our pricing in response to market conditions and the writing off of $9,000 in obsolete inventory during the quarter.

For the nine months ended March 31, 2002, the costs of sales increased to $302,600 from the $215,900 of costs for the nine months ended March 31, 2001. This increase is mainly due to the increase in sales.

Gross profit margin decreased 8 percent for the nine months ended March 31, 2002 to a gross profit margin of 35 percent, from an overall gross profit margin of 43 percent for the nine months ended March 31, 2001. This is principally attributable to restructuring of our pricing in response to market conditions and the writing off of $16,800 in obsolete inventory.

Operating Expense

Operating expenses for the three months ended March 31, 2002 were $271,600, which is comparable to the $275,700 of operating expenses for the similar period last year. The one percent decrease in operating expenses is principally attributable to a slight decrease in general and administrative expenditures.

Operating expenses for the nine months ended March 31, 2002 were $778,400, or 167 percent of net sales. For the comparable period in 2001, operating costs amounted to $771,500, or 203 percent of net sales. The increase in operating expense is due an increase in marketing and research and development expenditures partially offset by a decrease in general and administrative expenses.

Other Income

For the three months ended March 31, 2002, net interest expense amounted to $400 as compared to net interest income of $700 for the three months ended March 31, 2001. This change is due to the decrease in cash invested in interest bearing securities or accounts with a major bank.

For the nine months ended March 31, 2002, net interest expense amounted to $100 as compared to net interest income of $4,600 for the nine months ended March 31, 2001. Again, this change is attributable to the decrease in cash invested in interest bearing securities or accounts with a major bank.

Royalty income for the three and nine months ended March 31, 2002 of $28,400 and $62,600, respectively, was due to royalties received from the licensing of the Company’s technology. Royalty income for the three and nine months ended March 31, 2001 of $241,400 was due principally to a one-time, lump-sum payment from Brita Products which resulted from the favorable settlement of a patent infringement case.

For the three and nine months ended March 31, 2002, there was no other revenue classified as other income received by the Company. Other income for the three and nine months ended March 31, 2001 of $157,200 and $165,700, respectively, was due primarily to an additional one-time, lump-sum payment from Brita Products as a result of a favorable patent infringement case.

Income Taxes

Due to the Company’s history of operating losses, management has established a valuation allowance in the full amount of the deferred tax assets arising from these losses because management believes it is more likely than not that the Company will not generate sufficient taxable income within the appropriate period to offset these operating loss carryforwards.

Net Loss

Net loss for the three months ended March 31, 2002 amounted to $141,500 as compared to a net income of $165,100 for the three months ended March 31, 2001. This change to a net loss is principally attributable to the reduced amount of royalty and other income that was received during the quarter ended March 31, 2002 from what was received as a result of the patent infringement settlement with Brita Products during the quarter ended March 31, 2001.

Net loss for the nine months ended March 31, 2002 amounted to $553,700, as compared to net loss of $195,800 for the comparable period in 2001. The increase in net loss is primarily a result of the reduced amount of royalty and other income that was received during the quarter ended March 31, 2002 from what was received as a result of the patent infringement settlement with Brita Products during the quarter ended March 31, 2001.

Loss Per Share

For the three months ended March 31, 2002, basic loss per share amounted to $.01. For the comparable period in 2001, basic income per share amounted to $.02. The loss per share is due principally to the reduced amount of royalty and other income that was received during the quarter ended March 31, 2002 from what was received as a result of the patent infringement settlement with Brita Products during the quarter ended March 31, 2001.

For the nine months ended March 31, 2002, basic loss per share amounted to $.05. For the comparable period in 2001, basic loss per share amounted to $.02. This increase is due to the reduced amount of royalty and other income that was received during the quarter ended March 31, 2002 from what was received as a result of the patent infringement settlement with Brita Products during the quarter ended March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

For the nine months ended March 31, 2002, net cash used by operating activities amounted to $448,300, an increase from the net cash used by operating activities of $24,800 for the comparable period in 2001. The increase in cash used is primarily increases in purchased material inventory levels due to the introduction of the Company’s new biological filter products and the decrease in the amount of royalty and other income provided by the settlement of the patent infringement case involving Brita Products.

Investment Activities

The Company’s investment activities include equipment purchases, patent acquisitions and defense, and net changes in related party advances.

Net cash used by investing activities for the nine months ended March 31, 2002 was $36,600 as compared to net cash used by investing activities of $188,100 for the comparable period in 2001. The decrease in cash expended for investing activities is due primarily to decreased expenditures for the acquisition and defense of patents.

Financing Activities

The Company’s financing activities include payments on capital leases, advances from related parties, and the proceeds from a financing agreement.

Net cash of $456,200 was provided by financing activities for the nine months ended March 31, 2002 as compared to net cash provided by financing activities of $152,300 for the nine months ended March 31, 2001. This change resulted primarily from funding received as a result of a financing agreement for a $400,000, five-year loan at zero percent financing, ballooning in five years.

CAPITAL RESOURCES

At March 31, 2002, the Company does not have any material commitments for capital expenditures other than for those expenditures incurred in the ordinary course of business.

The Company believes that with the $400,000 financing from the agreement mentioned in the notes to the condensed financial statements under Stock Options and Warrants and revenues generated from its operations, there will be sufficient capital to satisfy its currently anticipated cash requirements for the next 12 months. The additional revenues generated from operations to meet the twelve-month cash requirements will be dependent on the Company’s being able to successfully complete sales agreements with customers other than Sawyer Products. One such agreement is in the early preliminary stages of development at the time of this filing, with no clear indication of what the potential sales volume might be.

Without new sales agreements or strategic alliances, additional capital could be required in excess of the Company’s liquidity, requiring it to raise additional capital through an equity offering, or secured or unsecured debt financing. The availability of additional capital resources will depend on prevailing market conditions, interest rates, and the existing financial position and results of the Company.

For the nine-month period ended March 31, 2002, the Company had received $400,000 in financing as a result of the agreement with Sawyer Products. The Company has received purchase orders from Sawyer Products totaling over $500,000 for the new biological water filter product, as well as a chlorine removal water filter product. The Company made shipments totaling $244,300 on these purchase orders during the three months ended March 31, 2002. An additional $160,000 of these purchase orders is estimated to be shipped to Sawyer Products within the current fiscal year leaving a $100,000 order backlog on June 30, 2002.

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

Item 2.   Changes in Securities

During the nine-month period ended March 31, 2002, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

Item 3.   Defaults Upon Senior Securities

During the nine-month period ended March 31, 2002, the Company was not in default on any of its indebtedness.

Item 4.   Submission of Matters to a Vote of Security Holders

During the nine-month period ended March 31, 2002, the Company did not submit any matters to a vote of its security holders.

Item 5.   Other Matters

The Company does not have any other material information to report with respect to the nine-month period ended March 31, 2002.

Item 6.   Exhibits and Reports on Form 8-K

(a)    Exhibits included herewith are:

         (27)    Financial Data Schedule

(b)    Reports on Form 8-K – None

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

INNOVA PURE WATER, INC.

Dated: May 17, 2002	By:	/s/ Rose C. Smith

Rose C. Smith President, Chief Executive Officer Director

Dated: May 17, 2002	By:	/s/ John E. Nohren, Jr.

John E. Nohren, Jr. Chairman of the Board of Directors Chief Financial Officer

Dated: May 17, 2002	By:	/s/ Robert Connell

Robert Connell Controller