Form 10KSB
period 2002-06-30
INNOVA PURE WATER INC /FL/
filed 2002-10-11
CIK 791994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.

FORM 10-K/SB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
ACT OF 1934

Commission File Number 0-29746

INNOVA PURE WATER, INC.
(Exact name of registrant as specified in charter)
Florida	59-2567034
(State or other jurisdiction	(IRS Employer
of incorporation or organization	Identification No.

13130—56th Court, Suite 609, Clearwater, Florida	33760
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (727) 572-1000

Securities registered pursuant to section 12(b) of the Exchange Act:

None

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes  ☐  No

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB  ☒

State issuer’s revenues for its most recent reporting period June 30, 2002......$585,300

Aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2002 was $838,600.

13130- 56th Court, Suite 609, Clearwater, Florida 33760
(Former name or former address, if changed since last report)

INNOVA PURE WATER, INC.

FORM 10-KSB—INDEX

INNOVA PURE WATER, INC.

This Annual Report on Form 10-KSB and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about Innova Pure Water’s industry, management beliefs, and assumptions made by management. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements.

PART I

ITEM 1.     DESCRIPTION OF BUSINESS

General

Innova Pure Water, Inc. a Florida corporation (the “Company” or “Innova”) was incorporated August 13, 1985. The Company designs, develops, manufactures, and markets unique consumer water filtration and treatment products. These products have been historically of the portable nature and generally consist of a container serving as a water reservoir incorporating highly efficient water filtering and treatment technology. The Company is expanding into multipurpose filtration products, which include biological water treatment as well as high performance carafe type products.

The Company has become recognized as an innovator in the water filtration field holding in excess of forty patents directly associated with water treatment and purification which provides the Company with competitive advantages. It has been the Company’s ability to create both new products and develop technology that has permitted it to differentiate itself from other competitors within the field and protect its product advantage. The Company has also demonstrated the ability to address and open significant new markets. Examples of these markets are portable personal and sport type filter bottles for both mass market and outdoor markets where biological contaminant protection is a critical issue. Innova has attracted interest from large consumer products companies enabling the Company to differentiate itself as a product innovator and creator and licensor as well as product producer, thus making the Company attractive as a strategic alliance partner to strong multi-national marketing companies such as Sawyer Products, Camelbak Products, and Eagle Spring Filtration. The Company is currently in various stages of discussion with others about possible strategic alliances.

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

The Company has developed filtration products for the removal of biological contaminants including protozoa, cysts, and bacteria. A separate new product to disinfect water, which eliminates viruses, is being submitted for review by the EPA. These types of product would satisfy the needs of the outdoor, emergency, and international markets requiring highly effective products for the treatment of biologically contaminated water. Other future products under development include a Carafe’ and specialty filter bottle products. Although Innova has very high expectations regarding the introduction of new products, there is no guarantee that these products will be fully developed or make it into the market place. All products Innova develops are created to meet world market requirements as well as the needs of the U.S. domestic market. If these products make it to market, there is no assurance that the Company will be able to commercially exploit its water purification technologies on a profitable basis.

Customers, Strategic Alliances and Marketing

The Company believes that as a result of the diminishing quality of tap water, both domestically and world wide, the opportunities for the application of the Company’s water filtration products and technology will continue to grow for a number of years. The water filter market continues to grow reflecting consumer need for effective and efficient portable filtration devices. It is management’s opinion that there will be substantial growth in sales in the water filtration product category, both domestically and internationally. The water treatment industry is embryonic with major growth still to come.

It is the Company’s opinion that to a significant number of the consumers, drinking tap water has become both distasteful and suspect as a result of the use of chlorine, which forms carcinogenic by-products and is strongly suspected by some members of the medical community to be a cause of arterial and heart disease. In addition, the dangers and frequency of lead in tap water, as well as the presence of Cryptosporidium, Giardia, or harmful protozoa, have made the consumer aware of the potential dangers associated with drinking tap water. The typical consumer of the Company’s products primarily seeks clean, fresh tasting water. A growing number of health conscious consumers are also becoming concerned about the inherent quality of tap water. Lead, in water, has become a serious health concern to a large percentage of the populace and especially to mothers concerned for the health of their children.

The retail customer base for the Company’s products consists of mass merchandisers, outdoor retailers, sporting goods stores as well as a wide range of markets seeking products eliminating biological contaminants from naturally occurring water. This also constitutes the basic domestic market universe of strategic alliance partners that typically have wide distribution in retail stores and the outdoor and international traveler markets. While there is no assurance that Innova’s products will be purchased by retail customers, the Company hopes to be a substantial participant in the alternative to bottled drinking water market as the market for water treatment products increases.

Distribution agreements exist with Sawyer Products, CamelBak Products, and Eagle Spring.

In order to overcome the disadvantage of being a small company, and lack of capital to adequately support a national sales program, the Company’s strategy remains to create strategic alliances with nationally recognized companies. As a result, the Company obtains the distribution and sales of its products on a national and international basis without incurring the sales and marketing costs usually associated with the sales of consumer products. The Company also benefits by the consumer acceptance of the brand names and the reputation of the strategic alliance partners such as Sawyer Products in the camping and outdoor markets; Eagle Spring Filtration in home centers and building supply outlets; and CamelBak Products in a wide variety of retail stores, catalogs, and the military with their hydration products.

In addition to the sales of products either directly or through strategic alliance partners, Innova has chosen to license competitive companies allowing them to sell into the market in return for financial remuneration. In this regard, Innova has licensed Brita Products and Seychelle Environmental, both of whom have paid royalties to Innova on their licensed product sales.

During the fiscal year ended June 30, 2001, shipments of the Company’s filtration products to Culligan and Avon Products comprised the majority of the Company’s total sales for the fiscal year. For the fiscal year ended June 30, 2002, shipments to Avon Products and Sawyer Products comprised the majority of sales for the year.

Innova continues to search for major multinational companies for distribution in foreign markets. There are agreements with several distributors in other countries, such as Canada, France, and New Zealand, who have or plan to commenced distribution of Innova products. Sales on a year-to-year basis to these distributors have not yet developed into what management hopes will be substantial and consistent amounts.

Current Products

The Company currently produces products for distribution and sales through its strategic alliance partners, as well as directly to select classes of trade on both a domestic and international basis. All products are patent protected under one or more issued patents. Additional patents are also pending. See “Business-Intellectual Property.” The products currently in distribution are:

1.  A 16 oz. standard 28 mm neck PET water bottle with replaceable filter, “A Filter” and a push-pull valve cap;

2.  A 16 oz. Low density polyethylene (“LDPE”) sport type bottle with “B Filter” with a push-pull valve cap.

3.  A 27 oz. LDPE sport type bottle with a “B Filter” with a push-pull valve cap.

4.  Replacement filters “A”, “B” chlorine removal, and “B” lead and chlorine removal for installation into Sawyer, Avon, Culligan, and Innova WaterWayñ sport type bottles.

5.  A dual filter biological and chlorine/lead removal sport type bottle.

6.  An in-line combination bacteria/protozoa and chlorine/lead removal filter for hydration packs and container-to-container filtration and water treatment applications.

Innova has been successful in improving the functionality and contaminant removal capability of its standard “A” and “B” filters used in the sport and personal line of water filter bottles. Both filters now remove over 90% of chlorine when new and remain above the 75% minimum required over 20 gallons for certification by NSF International. Both also remove over 90% of lead at a flow of 10ml/sec over the suggested 20 gallon life of the product. No competitive product is certified for lead, nor can equal the Innova filters certified chlorine removal capability.

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

The Company manufactures and assembles its current product line in Clearwater, Florida. It also utilizes several component vendors and contract manufacturers. As a result of the vendor relationships established over the years, management believes the Company is assured of reliable and available capacity to sustain growth of the current product lines. The Company has investigated possible overseas suppliers and may use overseas assembly and overseas manufacturing sources in the future. Although the Company expects an advantage in manufacturing costs from overseas relationships, there is no assurance that these relationships will be sufficiently tractable for the Companies needs, further, there is no assurance that such vendor relationships will continue in a successful manner.

Product Development

The Company is actively engaged in new product development, and the application of new and emerging technology for its strategic alliance partners. It is the opinion of management that the technology and product concepts controlled by the Company can permit its strategic alliance partners to become, and remain, the dominant companies in the consumer water treatment. The Company has a product development program to assure, to the degree possible, that it remains the leader and principal source for portable water treatment products.

Products under development include improved water bottle designs, biological treatments with expanded functionality, and our patented “Static Filtration” technologies.

Development of the “System” type sports bottle continues, with evaluation of filter media employing improved geometries underway. Under the “System” approach, the user of an Innova designed sport-type bottle may incorporate one or more of a series of filters, independently or in conjunction with other treatment devices. The configured system can be adapted by the user, to address problems unique to their personal water supply. In the “System” approach, treatment options are arranged radially rather than axially. This allows for higher performance and the ability to incorporate more treatment options.

Efforts are ongoing to extend our biological treatments to cover waters which suffer from viral contamination. Development of a chemical disinfectant continues, with significant progress made toward obtaining regulatory approval for an effervescent tablet. The tablets are easy to use, and provide for a more consistent dosage than with liquid pre-mixes. The tablets are also more stable than bleaches, possessing an extended shelf life.

Work also continues on our line of high performance “Static Filtration” pitcherbottle products, with additional patents filed on technical aspects including filter media manufacture. In “Static Filtration”, passive means are used to ensure that the residence times required for optimal treatment occur within the treatment vessels.

Although the Company has taken steps to improve the time to market of it’s developmental efforts, there is no assurance that the Company will ever successfully bring these products to market.

During fiscal years ended June 30, 2002 and 2001, the Company spent $111,300 and $89,500, respectively, on research and product development. At this time, management does not anticipate any major increases or decreases in the level of spending for research and development in the future.

Sales and Backlog

The net sales for the fiscal year ended June 30, 2002 were $585,300. The net sales for the preceding fiscal year ending June 30, 2001 were $744,200. Gross revenue for fiscal year ending June 30, 2002 was $675,600 as compared with gross revenue of $1,254,800 for the preceding year ended June 30, 2001. At June 30, 2002, there was no material backlog of sales order.

Delays in the completion and introduction of the Company’s new biological dual filter sport bottle and the need to supply highly demanding test data supporting the biological capability of meeting the stringent requirements of the EPA hampered sales during fiscal year ended June 30, 2002.

As has been noted in Footnote 1 of the accompanying annual financial statements, 70% of the Company’s sales were to Avon Products and Sawyer Products for the fiscal year ended June 30, 2002. The loss of either of these customers would have a materially adverse impact on our financial position.

While the Company has entered into several strategic alliances in previous years with companies such as Rubbermaid, Avon Products, and U.S. Filter (Culligan), none of these alliances have resulted in long-term trading partner relationships that would assist the Company in achieving its goal of becoming profitable.

Competition

The Company competes with many other companies that supply water filtration products. The principal competitor’s non-biological product is the “pour through” carafe type product normally kept in the refrigerator and used in the kitchen. Several companies, including Brita, Procter & Gamble (Pûr), Culligan and others compete in the pitcher or carafe products market segment. The leading company in the domestic pitcher category within the last twelve months is Clorox, selling the Brita line acquired from Brita GmbH, located in Germany.

The introduction of the Company’s biological product line brings it into direct competition with products making similar claims which are marketed by Extreme and Safe Water Anywhere. Products pressurized by pump pressure and marketed by Katadyne and Mountain Safety Research are also competitive in performance while considerably more expensive.

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

The Company was the early leader in sales of portable bike, sport, and 16-oz. personal filter water bottles, all of which are covered by patents held by the Company. The category remains relatively new with the majority of growth expected by the Company over the next several years. The Innova portable personal water filter bottles were initially introduced by Richard Simmons under contract with the Company’s strategic partner, GoodTimes Licensing and Entertainment.

Since then, Brita Products and others have entered this expanding new market category. The Company’s position in this market has been vigorously defended against competition attempting to enter this market. Innova has prevailed in litigation, protecting its patent position even against market leaders such as Brita. The strength of the Company’s intellectual property has caused most companies with potentially infringing products to withdraw from this market. However, many of the companies with whom the Company currently competes, or may compete in the future, have greater financial, technical, marketing, and sales resources, as well as greater name recognition than the Company. There can be no assurance that the Company will have the resources required to respond effectively to market or technological changes or to compete successfully in the future, although its existing and pending alliances provide certain advantages in these regards as does the Company’s patent position.

Intellectual Property

The Company has a strong intellectual property position. This position includes rights to numerous patents in the consumer product water treatment field with over 40 issued or allowed patents and eight pending patents which are specifically related to consumer water treatment products.

On July 30, 1999, Innova brought an action for infringement of Innova patent #5,609,759 against Safari Water Filtration Systems, Inc. dba Safari Outdoor Products of Broom Field, Colorado. This case remains pending in Tampa Federal Court, Case No.99-1781-CIV-T-23F.

On January 24, 2000, Innova brought a patent infringement suit against the Brita Products Company of Oakland, California. On February 26, 2001, this case was settled to the Company’s satisfaction and the Company is currently receiving quarterly royalty payments from Brita Products resulting from the final disposition of the suit. A non-disclosure agreement is in place in regard to this settlement.

Manufacturing

Operations are centered in the Company’s facility in Clearwater, Florida, where historically the quality assurance, inspection, testing, assembly, packaging and shipping functions have been performed. The Company’s products consist principally of: (1) one or more elements containing water treatment media or devices; and (2) injection molded plastic components, blow molded or injection molded containers which hold the water to be processed as well as to support and position the water filtration element. In addition, labels, bags, and a variety of boxes are also used to package various products. The filtration media consist of proprietary monolithic filter elements containing activated carbon with a plastic binder and one or more other compounds depending upon the use to which the filter is to be applied. The media compounds may include ion-exchange resins, zeolytes, iodinated resins, or embody hydrophilic sub-micron hollow fiber membrane filters. Other process media employed include company developed proprietary macro filtration media. The medias are obtained from a variety of sources. Typically, each is procured under the terms of a confidentiality agreement and to the Company’s specifications.

The Company has a domestic filter element production capacity of over 9,000,000 units per year. This capacity may be increased should demand increase beyond the existing capacity. Two or more suppliers are available for most components. By so doing the Company has established a close working relationship with competent suppliers to assure price and quality competition and sufficient capacity to meet current and future requirements. All injection and bottle molds and tooling are owned by Innova and may be removed and moved at Innova’s option. Even so there is no assurance, that such competitive pricing and production capacity will be available in the future.

Presently, two companies supply the blow-molded components. The bottles are secured from various companies, each somewhat of a specialty. Typically, the Company owns the tooling to produce the blow molding components.

The Company has changed from principally manual assembly and packaging operations to mechanized assembly and packaging operations. These operations include assembling; (1) the media elements into the housings; (2) the closure to the filter housings; (3) the top and valve components together; and (4) the variety of components into the bottle. Packaging consists of semi-automatic assembly of certain filters into hermetically sealed bags, date and lot stamping labels and shipping boxes.

The Company possesses considerable in-house manufacturing know-how. The expertise spans from tool and mold design to automated dispensing and compacting of media, through inspection, assembly, and packaging. As such the Company acts in an advisory capacity with many of its vendors, or specifies the methodology to be used. This internal capability also keeps the Company from becoming a “hostage” to any supplier and permits the Company to make justified “make or buy” decisions based upon the true economic impact. This permits the Company to purchase high quality components at a competitive price while remaining independent.

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

Product Liability Insurance and Warranties

The Company maintains a $1,000,000 product liability insurance policy and a $3,000,000 umbrella excess liability policy. In the seventeen years in which the Company has produced and furnished products to the retail trade and consumers, both domestically and internationally, no product suits have been filed, nor consumer complaints received which would lead to litigation.

The Company warrants to its strategic alliance partners that the products will be produced to mutually acceptable standards. Innova operates a formal quality control program monitoring through Acceptable/Acceptance Quality Level (AQL) standards, incoming components, in process parts, and completed units. Detail product specification sheets are in place as well as “Physical Proofs” which have been signed off and accepted by both parties. In case of a question, the “Proof” samples are used for comparison purposes to determine acceptability.

Employees

As of June 30, 2002, the Company had seven employees. This includes its two executive officers, two persons performing development, and one administrative and clerical person. There are two manufacturing and production supervisors who are supplemented by as many as 35 contract employees, as required.

ITEM 2.     DESCRIPTION OF PROPERTY

The Company occupies approximately 6,400 feet of air-conditioned office, manufacturing and warehouse space located at 13130—56th Court, Suite 607-610, Clearwater, Florida 33760. The product development laboratory is also located in the building. The facilities are leased and a new five-year lease commenced April 1, 1998. The monthly rent payment for these facilities is approximately $5,000.

ITEM 3.     LEGAL PROCEEDINGS

Innova brought an action for infringement of Innova patent #5,609,759 against Safari Water Filtration Systems, Inc. dba Safari Outdoor Products of Broom Field, Colorado. This case is filed in Tampa Federal Court, Case No.99-1781-CIV-T-23F on August 4, 1999. The Company has claimed patent infringement of U.S. Patent 5,609,759 on the part of the defendants. It is not yet possible to evaluate the likelihood of a favorable or unfavorable outcome.

On January 24, 2000, Innova brought a patent infringement suit against the Brita Products Company of Oakland California. This case was pending in Tampa, Fl. Case No.8:00-CV-157-T-26C claiming infringement of Innova patent #5,609,759. In the Brita suit Innova sought treble damages believing the infringement was willful. On February 26, 2001, the Company and Brita reached a settlement agreement on terms management feels are favorable to the Company, which includes quarterly royalty payment.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.     MARKET PRICE OF THE REGISTRANT’S SECURITIES AND RELATED STOCKHOLDER MATTERS

Market Price of the Registrant’s Common Stock

The Common Stock is traded in the over-the-counter market in the so called “pink sheets,” or on the “Electronic Bulletin Board” of the National Association of Securities Dealers, Inc. (the “NASD”) under the symbol “IPUR.” The transfer agent and registrar for the Common Stock is Continental Stock Transfer & Trust Company of New York. The following table sets forth for the periods indicated the high and low sale prices for shares of the Common Stock as reported on the OTC.

	Sales Price
	High	Low
FISCAL YEAR ENDED JUNE 30, 2000
Fourth Quarter	0.510	0.220
Third Quarter	0.900	0.063
Second Quarter	0.240	0.090
First Quarter	0.438	0.125

FISCAL YEAR ENDED JUNE 30, 2001
Fourth Quarter	0.270	0.130
Third Quarter	0.470	0.150
Second Quarter	0.281	0.070
First Quarter	0.280	0.180

FISCAL YEAR ENDED JUNE 30, 2002
Fourth Quarter	0.340	0.110
Third Quarter	0.500	0.200
Second Quarter	1.170	0.200
First Quarter	0.360	0.150

The Company’s Common Stock is not listed on NASDAQ, but is traded in the over-the-counter market on the “Electronic Bulletin Board” of the National Association of Securities Dealers, Inc. (the “NASD”). Accordingly, an investor may find it more difficult to dispose of, or obtain accurate quotations as to the market value of the common stock. Further, in the absence of a security being quoted on NASDAQ, a market price of at least $5.00 per share or the Company having in excess of $2,000,000 in net tangible assets, trading in the Company’s securities are covered by a Securities and Exchange Commission (“SEC”) rule that imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchasers’ written agreement to the transaction prior to the sale. Consequently, the rule affects the ability of broker-dealers to sell the Company’s securities and also may affect the ability of shareholders to sell their securities in the secondary market.

Previously, the SEC adopted seven rules (“Rules”) under the Securities Exchange Act of 1934 requiring broker/dealers engaging in certain recommended transactions with their customers in specified equity securities falling within the definition of “penny stock” (generally non-NASDAQ securities priced below $5.00 per share) to provide to those customers certain specified information. Unless the transaction is exempt under the Rules, broker/dealers effecting customer transactions in such defined penny stocks are required to provide their customers with: (1) a risk disclosure document; (2) disclosure of current bid and ask quotations, if any; (3) disclosure of the compensation of the brokerdealers and its sales person in the transaction; and (4) monthly account statements showing the market value of each penny stock held in the customer’s account.

As a result of the aforesaid rules regulating penny stocks, the market liquidity for the Company’s securities could be severely adversely affected by limiting the ability of broker-dealers to sell the Company’s securities and the ability of shareholders to sell their securities in the secondary market

Recent SEC and NASD revisions and interpretations of Rule 15c2-11 require us to maintain our status as a reporting company under Section 12(q) of the Securities Exchange Act of 1934 in order to maintain our listing on the OTC “Electronic Bulletin Board”.

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

Shareholders

As of June 30, 2002, and there were approximately 400 beneficial owners of the Company’s common stock with 10,498,543 shares issued and 10,453,458 shares outstanding.

ITEM 6.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF                    OPERATIONS

THIS FILING CONTAINS FORWARD-LOOKING STATEMENTS. THE WORDS “ANTICIPATED,” “BELIEVE,” “EXPECT,” “PLAN,” “INTEND,” “SEEK,” “ESTIMATE,” “PROJECT,” “WILL,” “COULD,” “MAY,” AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS INCLUDE, AMONG OTHERS, INFORMATION REGARDING FUTURE OPERATIONS, FUTURE CAPITAL EXPENDITURES, AND FUTURE NET CASH FLOW. SUCH STATEMENTS REFLECT THE COMPANY’S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, INCLUDING, WITHOUT LIMITATION, GENERAL ECONOMIC AND BUSINESS CONDITIONS, CHANGES IN FOREIGN, POLITICAL, SOCIAL, AND ECONOMIC CONDITIONS, REGULATORY INITIATIVES AND COMPLIANCE WITH GOVERNMENTAL REGULATIONS, THE ABILITY TO ACHIEVE FURTHER MARKET PENETRATION AND ADDITIONAL CUSTOMERS, AND VARIOUS OTHER MATTERS, MANY OF WHICH ARE BEYOND THE COMPANY’S CONTROL, INCLUDING, WITHOUT LIMITATION, THE RISKS DESCRIBED UNDER THE CAPTION “BUSINESS.” SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES OCCUR, OR SHOULD UNDERLYING ASSUMPTIONS PROVE TO BE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY AND ADVERSELY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, OR OTHERWISE INDICATED. CONSEQUENTLY, ALL OF THE FORWARD-LOOKING STATEMENTS MADE IN THIS FILING ARE QUALIFIED BY THESE CAUTIONARY STATEMENTS AND THERE CAN BE NO ASSURANCE OF THE ACTUAL RESULTS OR DEVELOPMENTS.

Innova cautions readers that in addition to important factors described elsewhere, the following important facts, among others, sometimes have affected, and in the future could affect, the Company’s actual results, and could cause the Company’s actual results during 2002 and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, Innova.

INCOME STATEMENT DATA

	Year Ended June 30
	2002	2001
Total sales revenue	$585,300	$744,200

Net loss	$(767,700)	$(175,800)

Loss per common share—basic	$(.07)	$(.02)

Shares used in per share computation	10,452,570	10,192,771

Loss per common share—assuming dilution	$(.07)	$(.02)

Shares used in diluted computation	10,452,570	10,192,771

BALANCE SHEET DATA

June 30,
2002
Total assets	$882,400

Working capital	$33,000

Long-term debt	$512,200

Stockholders’ equity	$3,300

Results of Operations

Net Sales

Net sales for the twelve-month period ended June 30, 2002 were $585,300, a decrease of 21 percent from the $744,200 of net sales for the comparable period in 2001. This decrease was due to a decrease in sales to U.S. Filter (Culligan) and Avon Products during the year, which was partially offset by sales to Sawyer Products during the last two quarters of fiscal year 2002.

Cost of Sales

For the year ended June 30, 2002, the cost of sales decreased to $403,600 from the $443,000 of cost of sales for the year ended June 30, 2001. This decrease is mainly due to the decrease in sales.

Gross profit margin decreased 9 percent for the year ended June 30, 2002, to 31 percent from an overall gross profit margin of 40 percent for the year ended June 30, 2001. This is principally attributable to the restructuring of our product pricing in response to market conditions, the writing off of $14,400 in obsolete inventory, and the lower sales volume that had to absorb the fixed costs of manufacturing.

Operating Expense

Operating expenses for the year ended June 30, 2002 were $1,039,700, or 178 percent of net sales. For the comparable period in 2001, operating costs amounted to $987,600, or 133 percent of net sales. The increase in operating expense is principally due to an increase in research and development, and general and administrative expenditures.

Other Income

For the year ended June 30, 2002, net interest expense amounted to $300 as compared to net interest income of $5,100 for the year ended June 30, 2001. This change is due to the decrease in cash invested in interest bearing securities or accounts with a major national bank.

Royalty income for the year ended June 30, 2002 of $91,600 was due to royalties received from the licensing of the Company’s technology. Royalty income for the year ended June 30, 2001 of $334,500 was also due to the licensing of the Company’s technology. A large part of the $334,500 was received as a one-time, lump-sum payment from Brita Products as a result of the favorable settlement of a patent infringement case. The remaining balance of this amount represents royalty payments from both Brita Products and Seychelle Environmental Technologies for the third and fourth quarters of fiscal year ended June 30, 2001.

For the year ended June 30, 2002, there was no other revenue classified as other income received by the Company. Other income for the year ended June 30, 2001 of $166,900 was due principally to a one-time, lump-sum payment received because of the favorable settlement of a patent infringement case involving Brita Products Company.

Income Taxes

Due to the Company’s history of operating losses, management has established a valuation allowance in the full amount of the deferred tax assets arising from these losses because management believes it is more likely than not that the Company will not generate sufficient taxable income within the appropriate period to offset these operating loss carryforwards.

Net Loss

Net loss for the year ended June 30, 2002 amounted to $767,700, as compared to net loss of $175,800 for the comparable period in 2001. The increase in net loss is primarily a result of the absence of the one-time, lump-sum royalty and other income payment received as a result of the favorable settlement of a patent infringement case involving Brita Products Company during the year ended June 30, 2001. A reduction in the receipt of royalty income from the licensing of the Company’s technology and the increased expenditures for research and development, and general and administrative expenses also contributed to the increase in net loss for the year ended June 30, 2002.

Loss Per Share

For the year ended June 30, 2002, basic and diluted loss per share amounted to $(.07). For the comparable period in 2001, basic and diluted loss per share amounted to $(.02). The increase in loss per share is due to the increase in net loss between the comparable periods.

Liquidity and Capital Resources

Operating Activities

For the year ended June 30, 2002, net cash used by operating activities amounted to $360,700, as compared to the $40,600 provided by operating activities for the comparable period in 2001. This change is primarily a result of the absence of the income received as a result of the favorable settlement of a patent infringement case involving Brita Products Company during the year ended June 30, 2001 and the increases in purchased material inventory levels due to the introduction of the Company’s new biological filter products during the year ended June 30, 2002.

Investment Activities

The Company’s investment activities include equipment sales and purchases, and patent acquisition and defense.

Net cash used by investing activities for the year ended June 30, 2002 was approximately $42,400, as compared to net cash used by investing activities of approximately $175,600 for the comparable period in 2001. The decrease in cash expended for investing activities is due primarily to a decrease in expenditures on patent infringement litigation and new patent acquisitions.

Financing Activities

The Company’s financing activities include payments on borrowings and capital leases, advances from related parties, and proceeds from a financing agreement.

Net cash of 397,700 was provided by financing activities for the year ended June 30, 2002, as compared to net cash used by financing activities of approximately $11,600 for the year ended June 30, 2001. This change resulted primarily from funding received from a financing agreement for a $400,000, five-year loan at zero percent financing, ballooning in five years.

Capital Resources

At June 30, 2002, the Company does not have any material commitments for capital expenditures other than for those expenditures incurred in the ordinary course of business.

For the fiscal year ended June 30, 2002, the Company incurred a net loss of approximately $767,700. Without new sales agreements or strategic alliances, additional capital will be required in excess of the Company’s liquidity, requiring it to raise additional capital through an equity offering, or secured or unsecured debt financing. The availability of additional capital resources will depend on prevailing market conditions, interest rates, and the existing financial position and results of the Company. The Company’s independent certified public accountants have stated that there is substantial doubt about the Company’s ability to continue as a going concern. Please refer to Note 2 of the Notes to the Financial Statements for additional details.

ITEM 7.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is presented at page F-1.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                   DISCLOSURES

None.

PART III

ITEM 9.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers of the Company

The following table sets forth certain information with respect to each person who is a director or an executive officer of the Company as of June 30, 2002.

Name	Age	Position
John E. Nohren, Jr.	70	Chairman of the Board, Chief Financial Officer, Director
Rose C. Smith	49	President, Chief Executive Officer, Director
John T. Smith	46	Vice President—Manufacturing
Bradley Mierau	43	Vice President—Research and Development
Robert Connell	46	Controller
Peter Christensen	52	Director
Andrew Greenberg	47	Director
Mort Langer	59	Director
Frank Legnaioli	71	Director
Emanuel Mersis	58	Director

Executive officers are elected by the Board of Directors and serve until their successors are duly elected and qualify, subject to earlier removal by the Board of Directors. Directors are elected at the annual meeting of shareholders to serve for their term and until their respective successors are duly elected and qualify, or until their earlier resignation, removal from office, or death. The remaining directors may fill any vacancy in the Board of Directors for an unexpired term. See “Board of Directors” for a discussion of the Directors’ terms.

Business Experience of Executive Officers and Directors

John E. Nohren, Jr. has been Chairman of the Board of the Company since its inception. Effective December 1996, with Mr. Nohren’s consent and approval, he resigned as President and Rose C. Smith was appointed his successor. He subsequently resigned as Chief Executive Officer in June of 1997 when Rose C. Smith was appointed his successor. In June 1998, Mr. Nohren was elected Treasurer and interim Chief Financial Officer. He was also the founder and the major shareholder of a prior Company, Innova, Inc., founded in 1969 to service the increasing requirement of the U.S. Department of Defense for sophisticated automation and hazardous waste management. With government funding, Mr. Nohren made technological advances for dealing with water contamination of various natures. The applications included the treatment of water in a chemical, biological, or nuclear war scenario. The applications also dealt with the removal of a variety of contaminants from the production of military products. The obvious voids, and needs for the application of those technologies to consumers lead to the formation of the Company in 1985. He is the named inventor on several of the Company’s patents. See “Certain Relationships and Related Transactions.”

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

John T. Smith, Vice President- Manufacturing, has been responsible for the Company’s plant operations including manufacturing, distribution, and purchasing since he joined Innova in 1988. Prior to joining Innova, Mr. Smith was the Production Manager for Nemco, and while there contributed significantly to their growth and development of their automated assembly production of consumer products.

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

Robert Connell, Controller, joined Innova Pure Water, Inc. in September 1993 as a corporate accountant and was appointed company controller in August 1996. Mr. Connell began his career in August 1978 with Consolidation Coal Company, now known as Consol Energy Incorporated. He left the company as a senior accountant in the cost and budget section of the Northern West Virginia Region Controller’s Department in September 1988. Prior to joining Innova, he was employed by Florida Savings and Loan, Main Street Mortgage Company, and Kmart Corporation.

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

Emanuel Mersis has been a director of the Company since 2000. Mr. Mersis has over 30 years experience in consumer packaged goods general management, finance, operations, marketing, sales, and acquisitions divestitures. Mr. Mersis has held senior management positions with Aqua Clara Bottling and Distribution, Inc., Westvaco Corporation’s Consumer Packaging Division, and Signature Brands LLC. Mr. Mersis has also served in senior sales and marketing positions with RJR FoodsDel Monte, Alberto-Culver Company, and the Procter & Gamble Company.

Board of Directors

The Company’s Bylaws fix the size of the Board of Directors at no fewer than one and no more than nine members, to be elected annually by a plurality of the votes cast by the holders of Common Stock, and to serve until the next annual meeting of stockholders and until their successors have been elected or until their earlier resignation or removal. On June 30, 2002, there were seven directors who were elected.

On September 16, 2002, Frank Legnaioli tendered his resignation as a director of the Company due to health reasons. The Company wishes to acknowledge the many contributions that Mr. Legnaioli has made to Innova during the years that he served as a director. His able advice, acquired through his many years of business experience, will be greatly missed. Mr. Legnaioli’s many friends and associates send to him, and his family, our heartfelt best wishes.

ITEM 10.     EXECUTIVE COMPENSATION

Executive Compensation

The following table shows the compensation paid or accrued by the Company for the fiscal years ended June 30, 2000, June 30, 2001 and June 30, 2002 to or for the account of the Rose Smith, President and Chief Executive Officer and John E. Nohren, Jr., Chairman of the Board. No other executive officer or director of the Company received benefits or an annual salary and bonus in excess of $100,000 or more during the stated period. Accordingly, the summary compensation table does not include compensation of other executive officers.

SUMMARY COMPENSATION TABLE

	Annual Compensation			Long-term Compensation Awards
Name & Principal Position (1)	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Options Sars (#)	LTIP Payouts ($)	All Other Compensation ($)
Fiscal 2002
John E. Nohren, Jr. Chairman, CFO, BOD	—	—	—	—	—	—	$110,000	(2)

Rose Smith President and CEO	$110,000	$11,591	—	—	—	—

Fiscal 2001
John E. Nohren, Jr. Chairman BOD, CFO	—	—	—	—	—	—	$100,000	(2)

Rose Smith	$110,000	$14,888	—	—	—	—

Fiscal 2000
John E. Nohren, Jr. Chairman BOD	—	—	—	—	—	—	$100,000	(2)

Rose Smith President and CEO(1)	$110,000	$17,456	—	—	—	—

(1) Ms.	Smith replaced Mr. Nohren as the President in June, 1996, and as CEO, effective June 30, 1997.
(2) Represents	payments made to Mr. Nohren pursuant to his royalty agreement.

Employment and Other Agreements

The Company entered into an employment agreement with Rose C. Smith effective June 30,1997, which provides for her employment as President and Chief Executive Officer for a five year term ending June 29, 2002. Under the agreement Ms. Smith received a base salary of $150,000 per year. Ms. Smith also was entitled to receive a bonus of two percent of net sales of the Company adjusted by the annual gross margin achieved by the Company. The agreement contains a restrictive covenant not to compete for the term of the agreement and for five years following termination of service. The agreement provides for severance payments equal to 200% of the annual base compensation due under the Agreement in the event there is a “change of control” of the Company, as defined therein, and she is subsequently terminated without cause. For the fiscal year ending June 30, 2002 and 2001, Ms. Smith voluntarily reduced her base salary to $110,000 per year.

The employment agreement with Ms. Smith was to expire on June 29, 2002, but has been extended for a year and a day until June 30, 2003 or until a new agreement can be finalized between the parties. The only change in the extended agreement is the elimination of the bonus of two percent of the net sales of the Company.

The Company entered into a royalty agreement with John E. Nohren, Jr. effective June 30, 1997, expiring on June 30, 2002. This agreement obligated the Company to pay Mr. Nohren, in return for the assignment of his patent rights, a minimum of $100,000 of royalties per year, with a cap of $300,000 per year, during the term of his employment. The royalty payments will be calculated based on five percent of net sales of products that incorporate these assigned patents. Upon his termination or retirement, a three percent royalty shall be paid over the residual life of his patents.

The royalty agreement with Mr. Nohren was amended during the fiscal year ended June 30, 2002 to increase Mr. Nohren’s minimum royalties to $110,000 per year. All other terms of the agreement remained the same. The employment agreement with Mr. Nohren was to expire on June 30, 2002 but has been extended for one year until a new agreement can be finalized by the parties.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

The information provided in the table below provides information with respect to each exercise of stock options during fiscal 2002 and fiscal 2001 by each of the executive officers named in the summary compensation table and the fiscal year end value of unexercised options.

Effective June 30, 2002, Mr. Nohren and Ms. Smith had agreed to forgive $50,800 and $50,000, respectively, of accrued and unpaid compensation. A motion has been made to the Company’s Board of Directors that in consideration of this total $100,800 forgiveness of debt, as well as service and loyalty to the Company, that options for the purchase of the Company’s common stock be granted to Mr. Nohren and Ms. Smith. At the time of this filing there had been no determination made as to the number or exercise price of any options that may be granted to either of them.

Name	Shares Acquired/ Exercised	Value Realized ($) (1)	Number of Unexercised Options at FY-End Exercisable on or after July 1, 2001 or July 1, 2002	Value of Unexercised In-the Money Options at FY-End ($) Exercisable on or after July 1, 2001(1) or July 1, 2002
Fiscal 2002 John E. Nohren, Jr. Rose Smith	— —	— —	215,000 215,000	0 0
Fiscal 2001 John E. Nohren, Jr. Rose Smith	— —	— —	0 0	0 0

(1)
The aggregate dollar values in column (c) and (e) are calculated by determining the difference between the fair market value of the Common Stock underlying the options and the exercise price of the options at exercise or fiscal year end, respectively. In calculating the dollar value realized upon exercise, the value of any payment of the exercise price is not included.

Stock Options

The Company had in effect a stock option plan, which authorizes the grant of incentive stock options under Section 422 of the Internal Revenue Code (the “1996 Plan”). The Plan was adopted in 1996. A total of 750,000 shares had been reserved under the Plan. As of June 30, 2000, options to purchase a total of approximately 584,600 shares at $.50 a share were outstanding under the 1996 Plan. The 1996 Plan provided that (a) the exercise price of options granted under the Plan shall not be less than the fair market value of the shares on the date on which the option is granted unless an employee, immediately before the grant, owns more than 10% of the total combined voting power of all classes of stock of the Company or any subsidiaries, whereupon the exercise price shall be at least 110% of the fair market value of the shares on the date on which the option is granted; (b) the term of the option may not exceed ten years and may not exceed five years if the employee owns more than 10% of the total combined voting power of all classes of stock of the Company or any subsidiaries immediately before the grant; (c) the shares of stock may not be disposed of for a period of two years from the date of grant of the option and for a period of one year after the transfer of such shares to the employee; and (d) at all time from the date of grant of the option and ending on the date three months before the date of the exercise, the employee shall be employed by Company, or a subsidiary of the Company, unless employment is terminated because of disability, in which cased such disabled employee shall be employed from date of grant to a year preceding the date of exercise, or unless such employment is terminated due to death.

During the fiscal year ended June 30, 2001, the 584,600 stock options provided for under the 1996 Plan expired without being exercised.

In April 1999, the Board of Directors adopted a new stock option plan (the “1999 Plan”). Under the 1999 Plan, 1,000,000 shares had been reserved for issuance. The Plan provides that the exercise price of options cannot be less than the greater of $.50 or the fair market value of the shares from the date on which the option is granted. The 1999 Plan is similar to all of the other terms and conditions as described above for the 1996 Plan.

As of June 30, 2002, options to purchase a total of approximately 100,000 shares with an exercise price of $.50 per share were outstanding under the 1999 Plan. These options are exercisable at any time and expire in April 2009.

During the year ended June 30, 2002, the Company’s 1999 Stock Option Plan was amended to allow the remaining options to be granted at an option price not less than the greater of $.25 per share or 100 percent of the fair market value of the underlying stock on the date of the grant. During the year ended June 30, 2002, an additional 755,000 stock options at $.25 per share were granted under the 1999 Stock Option Plan. At June 30, 2002, all of these options are outstanding and are exercisable anytime through August 31, 2006.

There are an additional 300,000 other options and warrants outstanding and exercisable as of June 30, 2002. The exercise price of these options and warrants is $.50 per share and the exercise price was determined to be greater than the fair market value as of the date of issuance. These options and warrants have expiration dates between August 2003 and June 2004.

During the year ended June 30, 2002, the expiration date on 100,000 stock options previously issued to a director of the Company for consulting services was extended to June 30, 2003. These options have an exercise price of $.50 per share.

On March 26, 2002, the Company entered into an employment agreement with an individual to provide marketing activities to the Company. In exchange for these services, the employee was granted 1.2 million options as compensation. These options are immediately exercisable, expire in five years, with the following terms:

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

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to the beneficial ownership of shares of Company Common Stock owned as of June 30, 2002 beneficially by (i) each person who beneficially owns more than 5% of the outstanding Company Common Stock, (ii) each director of the Company, (iii) the Chairman and Treasurer, and the President and Chief Executive Officer of the Company (the only executive officers of the Company whose cash and non-cash compensation for services rendered to the Company for the year ended June 30, 2002, exceeded $100,000) and (iv) directors and executive officers of the Company as a group:

Name of Beneficial Owner(3)	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
John E. Nohren, Jr. and Francis Weaver Nohren(4)(5)	2,515,549	24.1
Rose C. Smith(6)	629,850	6.0
Peter Christensen(8)	624,500	6.0
Mort Langer(8)(9)	230,000	2.2
Frank Legnaioli(8)	561,000	5.4
Joe Cayre(7)	1,350,000	12.9
Andrew Greenberg(8)	167,000	1.6
Emanuel Mersis(8)	87,809	0.8
Barbara Albin	555,956	5.3
Kurt Avery(10)	1,200,000	11.5
All directors and executive officers As a group (9 persons)	5,013,208	48.0

(1)	Represents sole voting and investment power unless otherwise indicated.
(2)
Based on approximately 10,453,458 shares of Company Common Stock outstanding as of June 30, 2002 plus, as to each person listed, that portion of the unissued shares of Company Common Stock subject to outstanding options which may be exercised by such person, and as to all directors and executive officers as a group, unissued shares of Company Common Stock as to which the members of such group have the right to acquire beneficial ownership upon the exercise of stock options within the next 60 days.

(3)	The address of each individual is in care of the Company.
(4)	May be deemed to be a “founder” of the Company for the purpose of the Securities Act.
(5)
Represents aggregate shares held between Mr. Nohren individually, his wife individually and shares held in joint tenancy. Includes options to acquire 215,000 shares of Common Stock exercisable at $.25 held by Mr. Nohren.

(6)
54,350 of the shares of common stock as set forth above are owned by Elliot Smith, husband of Rose C. Smith, President and Chief Executive Officer of the Company. Includes 215,000 shares underlying options issued to Ms. Smith with an exercise price of $.25.

(7)	Represents shares held directly and indirectly by Joe Cayre and his family pursuant to an agreement reached between the Company and the Good Times family of companies.
(8)	Includes options to acquire 15,000 shares of Common Stock at an exercise price of $.25 conditioned upon continued service as an outside director.
(9)	Include options to acquire 100,000 shares of Common Stock at an exercise price of $0.50 per share. These options will expire on June 30, 2003.
(10)
Represents options granted to acquire 1,200,000 shares of Common Stock as follows: 400,000 shares at an exercise price of $0.50 per share, 400,000 at an exercise price of $0.75 per share, and 400,000 at an exercise price of $1.00 per share. Options were granted for marketing services. These options will expire on March 25, 2007.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. John E. Nohren, Jr., Chairman of the Board, has assigned the rights to certain patents owned by him to the Company, which are used in certain company products. The Company entered into a royalty agreement with John E. Nohren, Jr. on June 30, 1997, expiring on June 30, 2002, and which was renewed through June 30, 2003. This agreement, as amended effective July 1, 2001, obligates the Company to pay Mr. Nohren, in return for the assignment of his patent rights to the Company, a minimum of $110,000 of royalties per year, with a cap of $300,000 per year, during the term of his active involvement in the Company. Prior to this change, the Company was obligated to pay Mr. Nohren a minimum of $100,000 in royalties per year. The royalty payments are calculated based on five percent of the net sales of products that incorporate these assigned patents. Upon his full retirement, a three percent royalty shall be paid over the residual life of his patents. See “Executive Compensation-Employment And Other Agreements.”

        In non-cash transactions, which were effective June 30, 2002, John E. Nohren, Jr., Chairman and CFO, forgave $50,800 of deferred royalties payable to him and Rose Smith, President and CEO, forgave $50,000 of deferred salary and commissions payable to her. Both transactions were recorded as additional paid-in capital because Mr. Nohren and Ms. Smith are both major shareholders in the Company.

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

Number	Title of Document	Location
3(a)	Articles of Incorporation, as amended(1)
3(b)	Bylaws(1)
10(a)	[Reserved
10(b)	Agreement with Rubbermaid Incorporated dated July 21, 1998(1)
10(c)	[Reserved]
10(d)	Stock PurchaseWarrant Exchange Agreement with GoodTimes Entertainment, Inc. dated October 11, 1997(1)
10(e)	Employment Agreement with Rose C. Smith dated June 30, 1997(1)
10(f)	Royalty Agreement with John E. Nohren, Jr. dated June 30, 1997(1)
10(g)	License Agreement with A. C. International dated May 21, 1998(1)
10(h)	Supply and Distribution Agreement with Bowline Family Products, Inc. Dated September 26, 1997(1)
10(i)	[Reserved]
10(j)	Purchase and Supply Agreement with Rose Group dated January 22, 1997 (terminated)(1)
10(k)	Real Estate Lease with Carr Rubin Associates dated January 21, 1998(1)
15	Specimen Certificate(1)
99(a)	1996 Incentive Stock Option Plan(1)
99(b)	1999 Incentive Stock Option Plan(1)

(1)	All of the items below are incorporated by reference to the Company’s Registration Statement on Form 10SB (SEC File No. 000-14988).
(2)	Filed herewith

(b)  Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOVA PURE WATER, INC

By:	/s/ ROSE C. SMITH
Rose C. Smith President, Chief Executive Officer, Director

Dated:  October 11, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ JOHN E. NOHREN, JR.
John E. Nohren, Jr. Chairman of the Board of Directors, Chief Financial Officer

Dated:  October 11, 2002

By:	/s/ MORT LANGER
Mort Langer, Director

Dated:  October 11, 2002

By:	/s/ EMANUEL MERSIS
Emanuel Mersis, Director

Dated:  October 11, 2002

By:	/s/ ROBERT CONNELL
Robert Connell Principal Accounting Officer

Dated:  October 11, 2002

CERTIFICATIONS

I, Rose Smith, certify that:

1.  I have reviewed this annual report on Form 10-KSB of Innova Pure Water, Inc.;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ ROSE SMITH
Rose Smith President & CEO

Date:  October 11, 2002

I, John E. Nohren, Jr., certify that:

1.  I have reviewed this annual report on Form 10-KSB of Innova Pure Water, Inc.;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

d)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

e)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

f)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

c)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

d)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ JOHN E. NOHREN, JR.
John E. Nohren, Jr. Chairman & CFO

Date:  October 11, 2002

FINANCIAL STATEMENTS
Years Ended June 30, 2002 and 2001

INDEPENDENT AUDITORS’ REPORT

Board of Directors
Innova Pure Water, Inc.
Clearwater, Florida

We have audited the accompanying balance sheet of Innova Pure Water, Inc. as of June 30, 2002 and the related statements of operations, changes in stockholders’ equity, and cash flows for the years ended June 30, 2002 and 2001. These financial statements are the responsibility of the management of Innova Pure Water, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United Statesof America. These standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of approximately $767,700 for the year ended June 30, 2002, has incurred substantial net losses in the previous years resulting in an accumulated deficit of approximately $8,265,000 and had negative cash flows from operations of approximately $361,000 for the year ended June 30, 2002. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Innova Pure Water, Inc. as of June 30, 2002 and theresults of its operations and its cash flows for the years ended June 30, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.

Pender Newkirk & Company
Certified Public Accountants
Tampa, Florida
August 23, 2002

INNOVA PURE WATER, INC.

BALANCE SHEET
June 30, 2002

ASSETS
Current assets:
Cash	$42,500
Accounts receivable, trade, net of allowance for doubtful accounts of $30,000	120,400
Other receivables, including related party of $48,900, net of allowance for doubtful accounts of $44,900	47,000
Inventories	190,000

Total current assets	399,900

Property and equipment, net	74,400

Other assets:
Patents, net	354,300
Other receivables, related party	48,100
Other	5,700

Total other assets	408,100
$882,400

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable, trade	$291,700
Accrued expenses	75,200

Total current liabilities	366,900

Long-term liabilities:
Note Payable	400,000
Other liabilities, related party	112,200

Total long-term liabilities	512,200

Stockholders’ equity:
Preferred stock; $.001 par value; 2,000,000 shares authorized;0 shares issued and outstanding
Common stock; $.0001 par value; 50,000,000 shares authorized;10,498,543 shares issued and 10,453,458 shares outstanding	1,000
Capital in excess of par value	8,282,200
Accumulated deficit	(8,264,600)

18,600
Treasury stock, at cost; 45,085 shares	(15,300)

Total stockholders’ equity	3,300

$882,400

The accompanying notes are an integral part of the financial statements.

INNOVA PURE WATER, INC.

STATEMENTS OF OPERATIONS

	Year Ended June 30,
	2002	2001
Sales	$585,300	744,200
Cost of sales	403,600	443,000

Gross profit	181,700	301,200

Operating expenses:
Selling expenses	21,700	18,800
General and administrative expenses	906,700	879,300
Research and product development	111,300	89,500

	1,039,700	987,600

Net loss from operations	(858,000)	(686,400)

Other (income) expenses:
Interest, net	300	(5,100)
(Gain) loss on disposal of fixed assets	1,000	(4,100)
Royalties and other income	(91,600)	(501,400)

	(90,300)	(510,600)

Net loss	$(767,700)	$(175,800)

Loss earnings per common share	$(.07)	$(.02)

Weighted average number of common shares outstanding	10,452,570	10,192,771

The accompanying notes are an integral part of the financial statements.

INNOVA PURE WATER, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended June 30, 2002 and 2001

	Common Stock		Capital In Excess Of Par Value	Accumulated Deficit	Treasury Stock
	Shares	Amount
Balance, June 30, 2000	10,078,401	$1,000	$8,066,000	$(7,321,100)	$(4,900)
Compensation for stock options issued			34,100
Stock issued for services and payment of royalties	420,142		79,600
Issuance of treasury stock for services, 7,665 shares			1,200		1,400
Acquisition of treasury stock, 26,250 shares					(13,000)
Net loss				(175,800)

Balance, June 30, 2001	10,498,543	$1,000	$8,180,900	$(7,496,900)	$(16,500)
Issuance of treasury stock for services, 8,500 shares			500		1,200
Two major shareholders’ forgiveness of debt			100,800
Net loss				(767,700)

Balance, June 30, 2002	10,498,543	$1,000	$8,282,200	$(8,264,600)	$(15,300)

The accompanying notes are an integral part of the financial statements.

5

INNOVA PURE WATER, INC.

STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2002	2001
Operating activities
Net loss	$(767,700)	$(175,800)

Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	139,500	128,100
(Gain) loss on disposal of equipment	1,000	(4,100)
Increase in provision for doubtful accounts	37,600	28,500
Compensation for stock issued for services	1,700	36,700
Stock issued for royalty payments		62,900
Increase of deferred compensation of related parties	90,600	86,700
(Increase) decrease in:
Accounts and other receivables	110,600	34,700
Inventories	(61,800)	32,000
Other assets	12,000	(4,500)
Increase (decrease) in accounts payable and accrued expenses	75,800	(184,600)

Total adjustments	407,000	216,400

Net cash (used) provided by operating activities	(360,700)	40,600

Investing activities
Proceeds from sale of equipment		15,500
Acquisition of equipment	(42,400)	(12,000)
Acquisition and defense of patents		(179,100)

Net cash used by investing activities	(42,400)	(175,600)

Financing activities
Proceeds from loan	400,000
Payments on long-term debt		(13,400)
Payments on capital lease obligations	(2,300)	(4,200)
Payments from related parties		6,000

Net cash provided (used) by financing activities	397,700	(11,600)

Net decrease in cash	(5,400)	(146,600)
Cash, beginning of year	47,900	194,500

Cash, end of year	$42,500	$47,900

Supplemental disclosures of cash flow information and noncash financing activities:
Cash paid during the year for interest	$2,200	$900

During the fiscal years June 30, 2002 and 2001, the Company incurred $41,000 and $32,300 of payables, respectively, for the acquisition and defense of patents, and acquisition of trademarks.

During the fiscal years ended June 30, 2002, the Company incurred $24,700 of payables for the acquisition on new tooling.

During the fiscal year ended June 30, 2001, the Company issued 88,359 shares of common stock in lieu of $16,700 of deferred compensation and acquired 26,250 shares of treasury stock in lieu of $13,000 of other receivables. These transactions were accounted for as non-cash transactions.

During the fiscal year ended June 30, 2002, John E. Nohren, Jr., Chairman & CFO, a major shareholder, and Rose Smith, President & CEO, a major shareholder, forgave $50,800 and $50,000, respectively, in deferred compensation that was due them. These were accounted for as non-cash transactions.

The accompanying notes are an integral part of the financial statements.

INNOVA PURE WATER, INC.

NOTES TO FINANCIAL STATEMENTS
Years Ended June 30, 2002 and 2001

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

For the years ended June 30, 2002 and 2001, sales to two customers amounted to approximately 70 and 72 percent of net sales, respectively. Accounts receivable from these customers amounted to approximately $92,200 and $156,700 at June 30, 2002 and 2001, respectively.

For the years ended June 30, 2002 and 2001, sales to foreign customers amounted to approximately 1 and 2 percent of net sales to unaffiliated customers, respectively. These sales were made to customers in various locations as follows:

	2002	2001
New Zealand	$3,100	7,100
Canada	3,400
Other	200	6,300

	$6,700	$13,400

The Company currently holds numerous patents in the field of water treatment and has additional domestic and foreign patents pending. The Company pursues an aggressive product development program with the goal to provide its strategic partners with unique competitive advantages.

2.    Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses in recent years. Further, at June 30, 2002, the Company had an accumulated deficit of approximately $8,265,000 and had negative cash flows from operations of approximately $361,000 for the year ended June 30, 2002. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to consider raising additional capital through an equity offering or by secured or unsecured debt financing. The Company is actively seeking strategic alliances that would improve sales of its products and has received several inquiries that could provide

INNOVA PURE WATER, INC.

NOTES TO FINANCIAL STATEMENTS
Years Ended June 30, 2002 and 2001

2.    Going Concern (continued)

significant sales opportunities. The Company has received purchase orders from two customers totaling $291,000, which is comprised of an order from Camelbak Products for $103,000 and an order from Nikken for $188,000. Both orders should ship during October or November 2002. The Company is negotiating a supply agreement with Camelbak Products and hopes to have additional sales opportunities with Nikken. The Company also plans to sustain or reduce current operating expense levels. No assurances can be given that management’s plan will be successful.

3.    Significant Accounting Policies

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

The Company extends credit to its various customers based on the customer’s ability to pay. Based on management’s review of accounts receivable, an allowance of $30,000 for doubtful accounts is considered necessary. In addition, the Company has recorded an allowance of $44,900 on the outstanding related party and other receivables.

Property and equipment are recorded at cost. Depreciation is calculated by the straight-line method over the estimated useful lives of the assets, ranging generally from 2 to 10 years. Additions to and major improvements of property and equipment are capitalized. Repair and maintenance expenditures are charged to expense as incurred. As property or equipment is sold or retired, the applicable cost and accumulated depreciation are eliminated from the accounts and any gain or loss is recorded. Depreciation expense amounted to approximately $31,600 and $46,200 for the years ended June 30, 2002 and 2001, respectively.

INNOVA PURE WATER, INC.

NOTES TO FINANCIAL STATEMENTS
Years Ended June 30, 2002 and 2001

3.    Significant Accounting Policies (continued)

The Company follows Statement of Financial Accounting Standards Board No. 121 (SFAS No. 121), “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. In performing the review of recoverability, the Company estimates the future undiscounted cash flows that are expected to result from the use of the assets and their eventual disposition. Because events and circumstances frequently do not occur as expected, there will usually be differences between the estimated and actual future undiscounted cash flows, and these differences may be material. If an asset is determined to be impaired, the Company recognizes a loss for the difference between the carrying amount and the fair value of the asset. The fair value of the asset is measured using quoted market prices or, in the absence of quoted market prices, fair value is based on an estimate of discounted cash flow analysis. During the periods presented, the Company determined that its long-lived assets were not impaired.

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

Financial Accounting Standards Board Statement 123 (FASB 123), “Accounting for Stock-Based Compensation,” provides that expense equal to the fair value of all stock-based awards on the date of the grant be recognized over the vesting period. Alternatively, this statement allows entities to continue to apply the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” whereby compensation expense is recorded on the date the options are granted equal to the excess of the market price of the underlying stock over the exercise price. The Company has elected to continue to apply the provisions of APB

INNOVA PURE WATER, INC.

NOTES TO FINANCIAL STATEMENTS
Years Ended June 30, 2002 and 2001

3.    Significant Accounting Policies (continued)

Opinion No. 25 and provide pro forma disclosure of the provisions of FASB 123. Under APB Opinion No. 25, the Company recorded approximately $0 and $34,100 of compensation expense for the years ended June 30, 2002 and 2001, respectively.

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

Basic loss per share is calculated by dividing net loss by the average number of common shares outstanding during the year. Diluted loss per common share is calculated by adjusting outstanding shares, assuming conversion of all potentially dilutive stock options. At June 30, 2002 and 2001, there were no dilutive instruments outstanding.

4.    Inventories

Inventories consist of:

Raw materials	$168,600
Work in process	20,000
Finished Goods	1,400

$190,000

INNOVA PURE WATER, INC.

NOTES TO FINANCIAL STATEMENTS
Years Ended June 30, 2002 and 2001

5.    Property and Equipment

Property and equipment consist of:

Tooling	$228,600
Machinery and equipment	121,800
Equipment under capital lease	18,100

$368,500
Less:
Accumulated depreciation	284,400
Accumulated depreciation on equipment under capital lease	9,700

$74,400

6.    Related Party Transactions and Commitments

The Company entered into an employment agreement with, Ms. Smith, its President and Chief Executive Officer effective June 30, 1997, which provides for her employment for a five-year term ending June 29, 2002. Under the agreement, she is to receive a base salary of $150,000 per year, as well as a commission of two percent of net sales of the Company, adjusted by the annual gross margin achieved. During the years ended June 30, 2002 and 2001, the President and Chief Executive Officer agreed to a temporary voluntary reduction in base salary to $110,000 per year. For the years ended June 30, 2002 and 2001, commissions earned under the agreement amounted to approximately $11,600 and $14,900, respectively, and are included in accrued expenses in the accompanying financial statements. The agreement contains a restrictive covenant not to compete for the term of the agreement and for five years following termination of service without cause. The agreement provides for severance payments equal to 200 percent of the annual base compensation due under the agreement in the event there is a “change of control” of the Company, as defined therein, and she is subsequently terminated without cause.

At June 30, 2002 and 2001, Ms. Smith had $112,200 and $114,000 in deferred salary and commissions payable included in accrued expenses, respectively. Ms. Smith’s employment agreement, which was to expire on June 29, 2002, has been extended for a year and a day to June 30, 2003 until a new agreement can be finalized between the parties. Effective June 30, 2002, Ms. Smith forgave $50,000 of her deferred salary and commissions which, because of her status as a major shareholder, was treated as additional paid-in capital in a non-cash transaction. Ms. Smith has agreed to defer any payment of the $112,200 in salary and commissions payable until after September 30, 2003.

The Company has been assigned the rights to certain patents owned by the majority stockholder of the Company who is also the Chairman of the Board of Directors of the Company. The cost of maintaining these and other patents are included in other assets and amounts to $354,300, net of accumulated amortization of $325,400. The cost is being amortized on a straight-line basis over a five-year period.

INNOVA PURE WATER, INC.

NOTES TO FINANCIAL STATEMENTS
Years Ended June 30, 2002 and 2001

6.    Related Party Transactions and Commitments (continued)

Effective June 30, 1997, the Company entered into an agreement with the Chairman of the Board of Directors expiring on June 30, 2002. This agreement obligated the Company to pay him, in return for the assignment of his patent rights, a minimum of $100,000 of royalties per year, with a cap of $300,000 per year. This agreement was amended on July 1, 2001 to the minimum royalty payment of $110,000 per year with a cap of $300,000 per year. The royalty payments will be calculated based on five percent of sales of products that incorporate these assigned patents. In the event of his termination, a three percent royalty shall be paid over the residual life of his patents. In connection with the assignment, the Company incurred $110,000 and $100,000 of royalty expense to the Chairman for the years ended June 30, 2002 and 2001, respectively.

At June 30, 2002 and June 30, 2001, there is $0 and $8,400 in deferred royalties payable included in accrued expenses, respectively. Mr. Nohren’s employment agreement, which was to expire on June 30, 2002, has been extended for a year until June 30, 2003 until a new agreement can be finalized between the parties. Effective June 30, 2002, Mr. Nohren forgave $50,800 of his deferred royalties which, because of his status as a major shareholder, was treated as additional paid-in capital in a non-cash transaction.

The above employment agreements and assignment of rights to patents and royalty payments are not necessarily indicative of the agreements that would have been entered into by independent parties.

During the fiscal year ended June 30, 2001, Mr. Nohren received 347,333 shares of common stock as settlement of $66,670 in deferred royalties due him through December 2000. In addition, 72,809 shares of common stock were issued to a director of the Company for consulting services provided by him during the fiscal year ended June 30, 2001.

7.    Note Payable and Capital Leases

On March 26, 2002, the Company received proceeds of $400,000 in exchange for a note payable. The note payable is payable in five years at zero percent interest and is unsecured.

The Company has capitalized a rental obligation under a lease of equipment. The obligation, which matured in 2002, represents the total present value of future rental payments discounted at the interest rate implicit in the lease. At June 30, 2002, there were no further minimum lease payments due under the capital lease.

INNOVA PURE WATER, INC.

NOTES TO FINANCIAL STATEMENTS
Years Ended June 30, 2002 and 2001

8.    Lease Commitments

The Company rents its operating facilities under a non-cancelable operating lease expiring in March 2003.

The following is a schedule by year of future minimum rental payments required under this lease as of June 30, 2002:

Year Ending June 30,
2003	$45,300

Rent expense amounted to approximately $52,100 and $53,100 for the years ended June 30, 2002 and 2001, respectively.

9.    Income Taxes

The Company has incurred significant operating losses since its inception that have been carried forward for income tax purposes and, therefore, no tax liabilities have been incurred for the years presented. These operating losses and other timing differences give rise to a deferred tax asset and are as follows:

	2002	2001
Deferred tax asset:
Deferred compensation	$44,900	$48,900
Stock based compensation	43,500	42,700
Other timing differences	106,300	62,200
Loss carryforward	2,251,300	2,408,200

Net deferred tax asset	2,446,000	2,562,000
Allowance	(2,446,000)	(2,562,000)

	$—	$—

The Company has available at June 30, 2002 approximately $5,628,000 of unused operating loss carryforwards that may be applied against future taxable income, which would reduce taxes payable by approximately $2.4 million in the future. These operating loss carryforwards begin expiring after June 30, 2002. Income tax benefits resulting from the utilization of these carryforwards will be recognized in the year in which they are realized for federal and state tax purposes. Approximately $1,018,000 of the unused net operating loss carryforwards expired in the fiscal year ended June 30, 2002.

The Company has provided a full valuation allowance related to the realizability of the deferred tax asset. The valuation allowance is based on evidence that the deferred tax asset will more likely than

INNOVA PURE WATER, INC.

NOTES TO FINANCIAL STATEMENTS
Years Ended June 30, 2002 and 2001

9.    Income Taxes (continued)

not, not be realized. Such valuation allowance may be increased or decreased in the future based on the likelihood of achieving future taxable earnings.

10.  Preferred Stock

Effective October 24, 1996, the Board of Directors authorized 2,000,000 shares of preferred stock with a par value of $.001 per share. The Board of Directors is authorized to issue the preferred stock in series and to fix, in the manner and to the full extent provided and permitted by law, the rights, preferences, and limitations of each series of preferred stock. At June 30, 2002, there were no shares of preferred stock issued or outstanding.

11.    Stock Options and Warrants

On April 22, 1999, the Company adopted the “1999 Stock Option Plan.” Under the plan, options to issue up to 1,000,000 shares of the Company’s common stock may be granted. The option price shall not be less than the greater of $.50 per share or 100 percent of the fair market value of the underlying common stock on the date of grant. As of June 30, 2002, 100,000 options were outstanding under the plan at $.50 per share. These options expire in 2009.

During the year ended June 30, 2002, the Company’s 1999 Stock Option Plan was amended to allow the remaining options to be granted at an option price not less than the greater of $.25 per share or 100 percent of the fair market value of the underlying stock on the date of the grant. During the year ended June 30, 2002, an additional 755,000 stock options at $.25 per share were granted under the 1999 Stock Option Plan. These options are fully vested and exercisable anytime through August 31, 2006. Under APB No. 25, no expense was recognized.

During the years ended June 30, 2002 and 2001, none of the options granted under the 1999 Stock Option Plan had been exercised.

On March 26, 2002, the Company entered into an employment agreement with an individual to provide marketing activities to the Company. In exchange for these services, the employee was granted 1.2 million options as compensation. These options are immediately exercisable, expire in five years, with the following terms:

400,000 options may be converted into 400,000 shares of Innova stock at $.50
400,000 options may be converted into 400,000 shares of Innova stock at $.75
400,000 options may be converted into 400,000 shares of Innova stock at $1.00

INNOVA PURE WATER, INC.

NOTES TO FINANCIAL STATEMENTS
Years Ended June 30, 2002 and 2001

11.    Stock Options and Warrants (continued)

Under APB No. 25, no compensation expense was recognized in connection with these options as the fair market value of the stock was less than the exercise price.

During the year ended June 30, 1997, the Company reserved 750,000 common shares for issuance under the Company’s 1996 incentive stock plan. During the year ended June 30, 1998, 715,000 stock options, net of forfeitures, were granted under this plan at an exercise price of $.50 per share. During the year ended June 30, 2001, 584,600 stock options expired without being exercised.

The Company grants options to various individuals to purchase the Company’s common stock at the discretion of the Board of Directors. During the year ended June 30, 2002, the Company reissued 150,000 stock options to certain individuals in order to extend their expiration dates. These options are still exercisable at $.50 per share and their new expiration dates range from June 2003 through June 2004.

The following is a summary of stock option activity during 2002 and 2001:

	1996 and 1999 Stock Option Plans		Other
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options granted and outstanding, June 30, 2000	684,600	$.50	120,000	$.50
Options forfeited during the year	(584,600)	(.50)	(120,000)

Options granted and outstanding, June 30, 2001	100,000	.50	0	.00
Options granted during the year	755,000	.25	1,600,000	.69

Options granted and outstanding, June 30, 2002	855,000	$.28	1,600,000	$.69

INNOVA PURE WATER, INC.

NOTES TO FINANCIAL STATEMENTS
Years Ended June 30, 2002 and 2001

11.    Stock Options and Warrants (continued)

The following table summarizes the status of options outstanding at June 30, 2002:

	Outstanding Options			Exercisable Options
	Exercise Price	Number	Weighted Average Remaining Contractual Life	Number	Weighted Average Remaining Contractual Life
Other Options	$.50	400,000	1.08 years	400,000	1.08 years
1999 Stock Option Plan	$.25	755,000	4.17 years	755,000	4.17 years
Other Options	$.50	400,000	4.74 years	400,000	4.74 years
Other Options	$.75	400,000	4.74 years	400,000	4.74 years
Other Options	$1.00	400,000	4.74 years	400,000	4.74 years
1999 Stock Option Plan	$.50	100,000	6.75 years	100,000	6.75 years

In addition to the above, the Company had outstanding at June 30, 2001 warrants to purchase 250,000 shares of the Company’s common stock at a price of $.50 per share. The warrants were exercisable at any time through August 18, 2001, at which time the warrants expired. During the year ended June 30, 2002, the Company extended the term by two years on these warrants. No expense was recognized with the extension of these warrants. At June 30, 2002, 250,000 shares of the Company’s common stock have been reserved for issuance under these warrants.

FASB 123 requires disclosure of pro forma net income (loss) as if the fair value based method had been applied in measuring compensation costs for common stock options and warrants granted. Pro forma net income (loss) and net income (loss) per common share are as follows for the years ended June 30, 2002 and 2001:

	2002	2001
As reported:
Net loss	$(767,700)	$(175,800)

Basic and diluted loss per common share	$(.07)	$(.02)

Pro forma:
Net loss	$(1,083,000)	$(212,800)

Basic and diluted loss per common share	$(.10)	$(.02)

INNOVA PURE WATER, INC.

NOTES TO FINANCIAL STATEMENTS
Years Ended June 30, 2002 and 2001

12.    Legal Settlements and Contingencies

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

The Company was the plaintiff in a patent infringement lawsuit entitled Innova/Pure Water, Inc., Plaintiff v. Brita Products Company, Defendant; Case No. 8:00-CV-157-T-26C filed by the Company on February 29, 2000. The case was filed with the U.S. District Court, Middle District of Florida, Tampa Division. The Company had claimed patent infringement of U.S. Patent 5,609,759 on the part of the Defendants. On February 26, 2001, the Company and Brita reached a settlement agreement on terms management feels are favorable to the Company which includes quarterly royalty payment.