Form 10QSB
period 2002-09-30
INNOVA PURE WATER INC /FL/
filed 2002-11-13
CIK 791994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the three months ended September 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________, 20__, to __________, 20__.

Commission File Number 0-29746

INNOVA PURE WATER, INC.
(Exact Name of Registrant as Specified in Charter)

Florida (State or Other Jurisdiction of Incorporation or Organization)	59-2567034 (I.R.S. Employer Identification Number)

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

☒ Yes ☐ No

There were 10,453,458 shares of the Registrant’s $.0001 par value common stock outstanding as of September 30, 2002.

Transitional Small Business Format (check one) Yes ☐ No ☒

Innova Pure Water, Inc.

Signatures

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

Innova Pure Water, Inc.

Condensed Financial Statements

Three Months Ended September 30, 2002
and 2001 (Unaudited)

Innova Pure Water, Inc.

Condensed Balance Sheet

September 30, 2002
(Unaudited)

Assets
Current assets:
Cash	$60,900
Accounts receivable, trade, net of allowance for doubtful accounts of $30,000	47,400
Other receivables, including related party of $49,100,net of allowance for doubtful accounts of $50,000	42,700
Inventories	178,700

Total current assets	329,700

Property and equipment, net	64,900

Other assets:
Patents, net	341,100
Other receivables, related party	48,100
Other	5,700

Total other assets	394,900

$789,500

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable, trade	$191,100
Accrued liabilities	101,400
Deferred revenue, current portion	25,000
Customer deposits	149,100

Total current liabilities	466,600

Long-term liabilities:
Loan payable	$400,000
Deferred revenue, long-term portion	18,700
Other liabilities, related party	112,200

Total long-term liabilities	530,900

Stockholders’ deficit:
Preferred stock; $.001 par value; 2,000,000 shares authorized; 0 shares issued and outstanding
Common stock; $.0001 par value; 50,000,000 shares authorized; 10,498,543 shares issued; and 10,453,458 shares outstanding	1,000
Capital in excess of par value	8,282,200
Accumulated deficit	(8,475,900)

(192,700)
Treasury stock, at cost, 45,085 shares	(15,300)

Total stockholders’ deficit	(208,000)

$789,500

The accompanying notes are an integral part of the condensed financial statements.

1

Innova Pure Water, Inc.

Condensed Statements of Operations
(Unaudited)

	Three Months Ended September 30,

	2002	2001

Net sales	$25,600	166,500

Cost of sales	10,300	103,500

Gross profit	15,300	63,000

Operating expenses:
Selling expenses	900	6,400
General and administrative expenses	221,100	208,600
Research and product development	33,800	27,800

	255,800	242,800

Net loss from operations	(240,500)	(179,800)

Other (income) expense
Loss on sale of assets		1,000
Interest (income) expense, net	600	(400)
Royalties and other income	(29,800)	(23,000)

	(29,200)	22,400

Net loss	$(211,300)	$(157,400)

Loss per common share	$(.02)	$(.02)

Weighted average number of common shares outstanding	10,453,458	10,449,936

The accompanying notes are an integral part of the condensed financial statements.

2

Innova Pure Water, Inc.

Condensed Statement of Changes in Stockholders’ Equity (Deficit)

Three Months Ended September 30, 2002
(Unaudited)

	Common Stock

	Shares	Amount	Capital In Excess Of Par Value	Accumulated Deficit	Treasury Stock

Balance, June 30, 2002	10,498,543	$1,000	$8,282,200	$(8,264,600)	$(15,300)
Net Loss				(211,300)

Balance, September 30,2002	10,498,543	$1,000	$8,282,200	$(8,475,900)	$(15,300)

The accompanying notes are an integral part of the condensed financial statements.

3

Innova Pure Water, Inc.

Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended September 30,

	2002	2001

Operating activities
Net loss	$(211,300)	$(157,400)

Adjustments to reconcile net loss to net cash (used) by operating activities:
Depreciation and amortization	36,800	32,600
Loss/(Gain) on disposal of equipment		1,000
Increase in provision for doubtful accounts	5,100	7,700
Stock and stock options issued for services		1,700
(Increase) decrease in:
Accounts and other receivables	72,300	161,200
Inventories	(18,100)	(13,600)
Other assets		9,200
Increase (decrease) in:
Customer deposits on purchase orders	149,100
Deferred revenue	43,700
Accounts payable and accrued expenses	(60,300)	(48,800)

Total adjustments	228,600	151,000

Net cash provided (used) by operating activities	17,300	(6,400)

Investing activities
Acquisition of equipment		(24,600)
Cost associated with new patents	(11,400)

Net cash used by investing activities	(11,400)	(24,600)

Financing activities
Advances from related parties	12,500	3,700
Payments on capital lease obligations		(1,100)

Net cash provided by financing activities	12,500	2,600

Net increase/(decrease) in cash	18,400	(28,400)

Cash, beginning of period	42,500	47,900

Cash, end of period	$60,900	$19,500

Supplemental disclosure of cash flow information and noncash financing activities:
Cash paid during the period for interest	$700	$100

During the three months ended September 30, 2001, the Company incurred $18,100 of payables for the acquisition of patents.

During the three months ended September 30, 2002, the Company incurred $2,700 of payables for the acquisition of patents. Payables decreased $29,400 due to the return of purchased materials to the supplier.

The accompanying notes are an integral part of the condensed financial statements.

4

Innova Pure Water, Inc.

Notes to Condensed Financial Statements

Three Months Ended September 30, 2001 and 2000 (Unaudited)

1.       Condensed Financial Statements

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three-month periods ended September 30, 2002 and 2001, (b) the financial position at September 30, 2002, and (c) cash flows for the three-month periods ended September 30, 2002 and 2001, have been made.

The unaudited condensed financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in condensed financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying condensed financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended June 30, 2002. The results of operations for the three-month period ended September 30, 2002 are not necessarily indicative of those to be expected for the entire year.

2.       Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses in recent years. The Company had negative cash flows from operations of approximately $361,000 for the fiscal year ended June 30, 2002. In addition at September 30, 2002, the Company has incurred an additional loss of $211,300, which increased the Company’s accumulated deficit to approximately $8,475,900. The Company also has a negative shareholders’ equity of approximately $208,000 as of September 30, 2002. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to consider raising additional capital through an equity offering and is actively seeking secured or unsecured debt financing. The Company is actively seeking strategic alliances that would improve sales of its products and has received several inquiries that could provide significant sales opportunities. The Company has received purchase orders from two customers totaling $291,000, which is comprised of an order from Camelbak Products for $103,000 and an order from Nikken for $188,000. The Company has received customer deposits on these two purchase orders totaling $145,900. Both orders should ship during November or December 2002. The Company has negotiated a supply agreement with Camelbak Products. As a result of the Camelbak agreement, the Company received a $50,000 fee for in-line product exclusivity over the two-year term of the agreement. The Company is recognizing $6,250 in revenue each quarter from this payment with any remaining balance being classified as deferred revenue. The Company hopes to have additional sales opportunities with Nikken. The Company also plans to sustain or reduce current operating expense levels. No assurances can be given that management’s plan will be successful.

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

A new royalty agreement for John E. Nohren, Jr., Chairman of the Board, has been proposed to the Board of Directors and is pending approval. The agreement would remain in effect until June 30, 2003. It includes the same terms as his previous agreement except that Mr. Nohren has agreed to accept 50% of his royalties in the Company’s common stock during any month that sufficient cash funds are not available to pay this compensation. A formal agreement is being finalized and will be presented to the Board of Directors for their approval once it has been completed.

The employment agreement of Rose Smith, President & CEO, has been extended by the Board of Directors until June 30, 2003 with essentially the same terms as her previous agreement except that Ms. Smith has agreed to accept 50% of her compensation in the Company’s common stock during any month that sufficient cash funds are not available to pay this compensation. Additionally, the provision that was in Ms. Smith’s previous agreement, which called for a 2% commission on sales, has been discontinued in the new employment agreement. A formal agreement is being finalized and will be presented to the Board of Directors for their approval once it has been completed.

4.       Subsequent Events

Effective June 30, 2002, Mr. Nohren and Ms. Smith forgave $50,800 and $50,000, respectively, of accrued and unpaid compensation. A motion had been made to the Company’s Board of Directors that in consideration of this total $100,800 forgiveness of debt, as well as service and loyalty to the Company, that options for the purchase of the Company’s common stock be granted to Mr. Nohren and Ms. Smith. On October 9, 2002, the Company’s Board of Directors approved the granting of these stock options at $0.12 per share, which was more than 110% of the fair market value of the shares on the date the options were granted. Mr. Nohren and Ms. Smith received 1,270,300 and 1,250,000 stock options, respectively.

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

INCOME STATEMENT DATA

	Three Months Ended September 30,

	2002	2001

Total revenue	$25,600	$166,500

Net loss	$(211,300)	$(157,400)

Loss per common share – basic	$(.02)	$(.02)

Shares used in per share computation	10,453,458	10,449,936

BALANCE SHEET DATA

September 30, 2002

Total assets	$789,500

Working capital	$(136,900)

Long-term debt	$530,900

Stockholders’ deficit	$(208,000)

RESULTS OF OPERATIONS

Net Sales

Net sales for the three-month period ended September 30, 2002 were $25,600, a decrease of 85 percent from the $166,500 of net sales for the comparable period in 2001. This decrease is attributable to the decrease in sales to Avon Products. Avon Products has not placed a purchase order of any significant dollar amount with the Company since the quarter ended September 30, 2001.

In past years, the Company has depended on its strategic alliance trading partners to generate the vast majority of its sales in any fiscal year. The loss of any one of these trading partners can and has had a material impact on the Company’s sales and profitability. The Company currently has a trading partner relationship with Sawyer Products. Sawyer Products has not placed an order with the Company during the quarter ended September 30, 2002. This has severely impacted the sales of the Company for this period.

The Company is in the development stages of initiating strategic alliances with two new customers. Innova has received purchase orders from these two customers totaling $291,000. These are comprised of an order from Camelbak Products for $103,000 and an order from Nikken for $188,000. The Company has received customer deposits on these two purchase orders totaling $145,900. Both orders should ship during November or December 2002. The Company has negotiated a supply agreement with Camelbak Products and hopes to develop additional sales opportunities with Nikken.

While the Company has entered into several strategic alliances in previous years with companies such as Rubbermaid and U.S. Filter (Culligan), none of these alliances have resulted in the long-term trading partner relationships that would assist the Company in achieving its goal of becoming profitable. There are no assurances that any current strategic alliances will result in the Company becoming profitable.

Cost of Sales

For the three months ended September 30, 2002, the cost of sales decreased to $10,300 from the $103,500 of costs for the three months ended September 30, 2001. This decrease is mainly due to the decrease in sales.

Gross profit margin increased 22 percentage points for the three months ended September 30, 2002, to a gross profit margin of 60 percent from an overall gross profit margin of 38 percent for the three months ended September 30, 2001. This is principally attributable to an inventory adjustment which increased September 30, 2002 ending inventory valuation. This adjustment was due to changes in the material and labor overhead percentages used in ending inventory valuation, compared to the previous inventory overhead percentages used for the fiscal year ended June 30, 2002. This increase in inventory valuation resulted in a $6,000 decrease in cost of sales for the three months ended September 30, 2002. When this decrease was applied to the much lower sales volume during the quarter, it resulted in the majority of the improvement in gross profit margin.

The $6,000 decrease in the cost of sales, due to the $6,000 increase in September 2002 ending inventory valuation because of the changes in material and overhead percentages, would have had significantly less of an effect on the cost of sales percentage, and gross profit margin, at higher sales volumes. The 60 percent gross profit margin is not what the Company would normally expect to achieve with higher sales volumes.

Operating Expense

Operating expenses for the three months ended September 30, 2002 were $255,800 as compared to $242,800 for the similar period last year. The five percent increase in operating expenses is principally attributable to a slight increase in general and administrative expenditures.

Other Income

For the three months ended September 30, 2002, net interest expense amounted to $600 as compared to net interest income of $400 for the three months ended September 30, 2001. This decrease is due to the decrease in cash invested in interest bearing securities or accounts with a major bank.

Other income for the three months ended September 30, 2002 of $29,800 compared to $23,000 of royalty income for the three months ended September 30, 2001. This was comprised of royalties received from the licensing of the Company’s technology and, as a result of the supply agreement with Camelbak Products, the Company realized approximately $6,300 in revenue from an exclusivity fee paid to the Company. The Company received a total fee of $50,000 for in-line product exclusivity over the current two-year term of the Camelbak agreement. Approximately $6,300 of this fee will be recognized as revenue during each quarter of the term of this agreement with any remaining balance classified as deferred revenue.

Income Taxes

Due to the Company’s history of operating losses, management has established a valuation allowance in the full amount of the deferred tax assets arising from these losses because management believes it is more likely than not that the Company will not generate sufficient taxable income within the appropriate period to offset these operating loss carryforwards.

Net Loss

Net loss for the three months ended September 30, 2002 amounted to $211,300 as compared to net loss of $157,400 for the three months ended September 30, 2001. This increase in net loss is principally attributable to the decrease in sales.

Loss Per Share

For the three months ended September 30, 2002, basic loss per share amounted to $(.02). For the comparable period in 2001, basic loss per share amounted to $(.02).

Liquidity and Capital Resources

Operating Activities

For the three months ended September 30, 2002, net cash provided by operating activities amounted to approximately $17,300, compared to the net cash used by operating activities of approximately $6,400 for the comparable period in 2001. This change in cash is primarily a result of customer deposits received on purchase orders and an exclusivity fee received as a result of the supply agreement with Camelbak Products. These were partially offset by a decrease in collections from accounts receivable due to the decrease in sales.

Investment Activities

The Company’s investment activities include equipment purchases and patent acquisitions.

Net cash used by investing activities for the three months ended September 30, 2002 was approximately $11,400, as compared to net cash used by investing activities of approximately $24,600 for the comparable period in 2001. This decrease in cash expended for investing activities is due primarily to decreased expenditures for equipment partially offset by cash expenditures for new patent acquisitions.

Financing Activities

The Company’s financing activities include advances from related parties and payments on capital lease obligations.

Net cash of approximately $12,500 was provided by financing activities for the three months ended September 30, 2002, as compared to net cash provided by financing activities of approximately $2,600 for the three months ended September 30, 2001. This increase resulted from advances from related parties.

CAPITAL RESOURCES

At September 30, 2002, the Company does not have any material commitments for capital expenditures other than for those expenditures incurred in the ordinary course of business.

Going Concern Assumptions

The Company’s independent certified public accountants have stated that there is substantial doubt about the Company’s ability to continue as a going concern. Management is actively seeking additional capital through secured, or unsecured, debt financing. It may also consider raising additional capital through an equity offering. The Company is actively seeking strategic alliances that would improve sales of its products. The Company has received several inquiries that could provide significant sales opportunities, however, there is no guarantee that these will develop into trading partner relationships. The availability of additional capital resources will depend on prevailing market conditions, interest rates, and the existing financial position and results of operations of the Company.

Other

Effective June 30, 2002, John E. Nohren, Jr., Chairman of the Board, and Rose Smith, President & CEO, forgave $50,800 and $50,000, respectively, of accrued and unpaid compensation. A motion had been made to the Company’s Board of Directors that in consideration of this total $100,800 forgiveness of debt, as well as service and loyalty to the Company, that options for the purchase of the Company’s common stock be granted to Mr. Nohren and Ms. Smith. On October 9, 2002, the Company’s Board of Directors approved the granting of these stock options at $0.12 per share, which was more than 110% of the fair market value of the shares on the date the options were granted. Mr. Nohren and Ms. Smith received 1,270,300 and 1,250,000 stock options, respectively.

Item 3.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-QSB, the Registrant’s principal executive officer and principal financial officer have concluded that the Registrant’s disclosure controls and procedures, as defined in Rules 13a-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”), are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

(b)	Changes in internal controls. There were no significant changes in the Registrant’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

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

During the three-month period ended September 30, 2002, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

Item 3.	Defaults Upon Senior Securities

During the three-month period ended September 30, 2002, the Company was not in default on any of its indebtedness.

Item 4.	Submission of Matters to a Vote of Security Holders

During the three-month period ended September 30, 2002, the Company did not submit any matters to a vote of its security holders.

Item 5.	Other Matters

The Company does not have any other material information to report with respect to the three-month period ended September 30, 2002.

Item 6.	Exhibits and Reports on Form 8-K

(a)      Exhibits included herewith are:
           None

(b)      Reports on Form 8-K – None

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

INNOVA PURE WATER, INC.
Dated: November 13, 2002	By:	/s/ ROSE SMITH

Rose C. Smith President, Chief Executive Officer Director

Dated: November 13, 2002	By:	/s/ JOHN E. NOHREN, JR.

John E. Nohren, Jr. Chairman of the Board of Directors Chief Financial Officer

Dated: November 13, 2002	By:	/s/ ROBERT CONNELL

Robert Connell Controller

Certifications

I, Rose Smith, certify that:

1.	I have reviewed this annual report on Form 10-QSB of Innova Pure Water, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002
/s/ ROSE SMITH

Rose Smith President & CEO

I, John E. Nohren, Jr., certify that:

1.	I have reviewed this annual report on Form 10-QSB of Innova Pure Water, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002
/s/ JOHN E. NOHREN, JR.

John E. Nohren, Jr. Chairman & CFO