Form 10QSB
period 2002-12-31
INNOVA PURE WATER INC /FL/
filed 2003-02-14
CIK 791994

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-QSB

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934.

For the three months ended December 31, 2002

[_]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

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

    X     YES              NO

There were 10,653,458 shares of the Registrant’s $.0001 par value common stock outstanding as of December 31, 2002.

Transitional Small Business Format (check one) Yes              NO     X

Innova Pure Water, Inc.

Contents

Part I – Financial Information

Item 1.    Condensed Financial Statements

Item 2.    Management’s Discussion & Analysis of Financial Condition and Results of Operations

Item 3.    Controls and Procedures

Part II – Other Information

Item 1.    Legal Proceedings

Item 2.    Changes in Securities

Item 3.    Defaults Upon Senior Securities

Item 4.    Submission of Matters to a Vote of Security Holders

Item 5.    Other Matters

Item 6.    Exhibits and Reports on Form 8-K

Signatures

PART I – FINANCIAL INFORMATION

Item 1.    Condensed Financial Statements

Innova Pure Water, Inc.

Condensed Financial Statements

Three and Six Months Ended

December 31, 2002 and 2001 (Unaudited)

Innova Pure Water, Inc.

Condensed Balance Sheet

December 31, 2002

(Unaudited)

Assets
Current assets:
Cash	$7,300
Accounts receivable, trade, net of allowance for doubtful accounts of $20,000	154,600
Other receivables, including related party of $49,100, net of allowance for doubtful accounts of $50,000	9,700
Inventories	120,300
Other current assets	6,700

Total current assets	298,600

Property and equipment, net	56,300

Other assets:
Patents, net	319,800
Other receivables, related party	48,100
Other	5,700

Total other assets	373,600

$728,500

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable, trade	$251,800
Accrued expenses, including related party of $69,900	156,800
Deferred revenue, current portion	25,000
Customer deposits	77,500

Total current liabilities	$511,100

Long-term liabilities:
Loan payable	$400,000
Deferred revenue, long-term portion	12,500
Other liabilities, related party	112,200

Total long-term liabilities	$524,700

Stockholders’ deficit:
Preferred stock; $.001 par value; 2,000,000 shares authorized; 0 shares issued and outstanding
Common stock; $.0001 par value; 50,000,000 shares authorized; 10,698,543 shares issued; and 10,653,458 shares outstanding	1,000
Capital in excess of par value	8,306,200
Accumulated deficit	(8,599,200)

(292,000)
Treasury stock, at cost, 45,085 shares	(15,300)

Total stockholders’ deficit	(307,300)

$728,500

The accompanying notes are an integral part of the condensed financial statements.

Innova Pure Water, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
Net sales	$224,200	$22,700	$249,800	$189,200

Cost of sales	151,400	24,600	161,700	128,100

Gross profit	72,800	(1,900)	88,100	61,100

Operating expenses:
Selling expenses	400	100	1,300	6,500
General and administrative expenses	183,900	237,300	405,000	445,900
Research and product development	23,400	26,600	57,200	54,400

	207,700	264,000	463,500	506,800

Loss from operations	(134,900)	(265,900)	(375,400)	(445,700)

Other (income) expenses:
(Gain)/Loss on sale of assets	—	—	—	1,000
Interest, net	1,300	100	1,900	(300)
Royalty & other income	(12,900)	(11,900)	(42,700)	(34,900)

	(11,600)	(11,800)	(40,800)	(34,200)

Net loss	$(123,300)	$(254,100)	$(334,600)	$(411,500)

Loss per common share	$(.01)	$(.02)	$(.03)	$(.04)

Weighted average number of Common shares outstanding	10,523,023	10,453,458	10,488,241	10,451,697

The accompanying notes are an integral part of the condensed financial statements

Innova Pure Water, Inc.

Condensed Statement of Changes in Stockholders’ Equity (Deficit)

Six Months Ended December 31, 2002

(Unaudited)

	Common Stock		Capital In Excess Of Par Value	Accumulated Deficit	Treasury Stock
	Shares	Amount
Balance, June 30, 2002	10,498,543	$1,000	$8,282,200	$(8,264,600)	$(15,300)

Issuance of common stock for prepaid services and satisfaction of accounts payable, 200,000 shares	200,000		24,000

Net Loss				(334,600)

Balance, December 31, 2002	10,698,543	$1,000	$8,306,200	$(8,599,200)	$(15,300)

The accompanying notes are an integral part of the condensed financial statements.

Innova Pure Water, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended December 31,
	2002	2001
Operating activities
Net loss	$(334,600)	$(411,500)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	73,300	66,900
Loss on disposal of equipment		1,000
(Decrease) increase in provision for doubtful accounts	(4,900)	4,600
Stock and stock options issued for services		1,700
(Increase) decrease in:
Accounts and other receivables	8,200	255,600
Inventories	40,300	(253,200)
Other assets	(500)	10,900
Increase (decrease) in:
Customer deposits on purchase orders	77,500
Deferred revenue	37,500
Increase in accounts payable and accrued expenses	19,000	69,200

Total adjustments	250,400	156,700

Net cash used by operating activities	(84,200)	(254,800)

Investing activities
Payments to related parties		(9,100)
Acquisition of equipment		(48,100)
Cost associated with new patents	(20,700)

Net cash used by investing activities	(20,700)	(57,200)

Financing activities
Advances from related parties	69,700	8,700
Proceeds from loan		300,000
Payments on capital lease obligations		(2,300)

Net cash provided by financing activities	69,700	306,400

Net decrease in cash	(35,200)	(5,600)

Cash, beginning of period	42,500	47,900

Cash, end of period	$7,300	$42,300

Supplemental disclosure of cash flow information and noncash financing activities:
Cash paid during the period for interest	$1,900	$800

During the six months ended December 31, 2001, the Company incurred $24,900 of payables for the acquisition of patents.

During the six months ended December 31, 2002, the Company incurred $17,100 of payables for the acquisition of patents. Payables decreased 29,400 due to the return of purchased materials to the supplier. The Company issued 200,000 shares of common stock in payment of $17,800 in payables, as well as for $6,200 in prepaid legal services.

The accompanying notes are an integral part of the condensed financial statements.

Innova Pure Water, Inc.

Notes to Condensed Financial Statements

Six Months Ended December 31, 2002 and 2001 (Unaudited)

1.    Condensed Financial Statements

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and six-month periods ended December 31, 2002 and 2001, (b) the financial position at December 30, 2002, and (c) cash flows for the six-month periods ended December 30, 2002 and 2001, have been made.

The unaudited condensed financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in condensed financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying condensed financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended June 30, 2002. The results of operations for the six-month period ended December 31, 2002 are not necessarily indicative of those to be expected for the entire year.

2.     Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses in recent years. The Company had negative cash flows from operations of approximately $361,000 for the fiscal year ended June 30, 2002. In addition for the six-months ended December 31, 2002, the Company has incurred an additional loss of $334,600, which increased the Company’s accumulated deficit to approximately $8,599,200. The Company also has a negative shareholders’ equity of approximately $307,300 as of December 31, 2002. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to consider raising additional capital through an equity offering and is actively seeking secured or unsecured debt financing. The Company is actively seeking strategic alliances that would improve sales of its products and has received several inquiries that could provide significant sales opportunities. The Company has negotiated a supply agreement with Camelbak Products. As a result of the Camelbak agreement, the Company received a $50,000 fee for in-line product exclusivity over the two-year term of the agreement. The Company is recognizing $6,250 in revenue each quarter from this payment with any remaining balance being classified as deferred revenue. The Company hopes to have additional sales opportunities with Nikken Global. The Company also plans to sustain or reduce current operating expense levels. No assurances can be given that management’s plan will be successful.

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

4.    Stock and Stock Options

Effective June 30, 2002, Mr. Nohren and Ms. Smith forgave $50,800 and $50,000, respectively, of accrued and unpaid compensation. A motion had been made to the Company’s Board of Directors that in consideration of this total $100,800 forgiveness of debt, as well as service and loyalty to the Company, options for the purchase of the Company’s common stock be granted to Mr. Nohren and Ms. Smith. On October 9, 2002, the Company’s Board of Directors approved the granting of these stock options at $0.12 per share, which was more than 110% of the fair market value of the shares on the date the options were granted. Mr. Nohren and Ms. Smith received 1,270,300 and 1,250,000 stock options, respectively.

During the quarter ended December 31, 2002, the Company issued 200,000 shares of common stock at $0.12 per share in payment of $24,000 in legal services that were unrelated to an equity offering or other fiduciary responsibility.

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

INCOME STATEMENT DATA

	Six Months Ended December 31,
	2002	2001
Total revenue	$249,800	$189,200

Net loss	$(334,600)	$(411,500)

Loss per common share – basic	$(.03)	$(.04)

Shares used in per share computation	10,488,241	10,451,697

BALANCE SHEET DATA

December 31, 2002
Total assets	$728,500

Working capital	$(212,500)

Long-term debt	$524,700

Stockholders’ deficit	$(307,300)

RESULTS OF OPERATIONS

Net Sales

Net sales for the three-month period ended December 31, 2002 were $224,200, an increase of 888 percent from the $22,700 of net sales for the comparable period in 2001. This increase is attributable to the shipment of initial sales orders to new customers Camelbak and Nikken Global during the quarter while sales to a major customer, Avon Products, had stopped during the quarter ended December 31, 2001.

Net sales for the six-month period ended December 31, 2002 were $249,800, an increase of 32 percent from the $189,200 of net sales for the comparable period in 2001. This increase is attributable to the increase in sales to new customers Camelbak and Nikken Global during the quarter while sales to Avon Products had stopped during the quarter ended December 31, 2001. Avon Products has not placed a purchase order of any significant dollar amount with the Company since the quarter ended December 31, 2001.

In past years, the Company has depended on its strategic alliance trading partners to generate the vast majority of its sales in any fiscal year. The loss of any one of these trading partners can and has had a material impact on the Company’s sales and profitability. The Company currently has a trading partner relationship with Sawyer Products and hopes to further develop its business relationships with new customers Camelbak and Nikken Global.

The Company has made shipments on initial purchase orders placed by these two new customers, Camelbak and Nikken Global. Innova had previously received purchase orders from these two customers totaling $291,000. These were comprised of an order from Camelbak Products for $103,000 and an order from Nikken Global for $188,000. The Company had received customer deposits on these two purchase orders totaling $145,900. The Company recognized $198,700 in total sales revenue from shipments to Camelbak and Nikken Global during the quarter ended December 31, 2002.

For the six-month period ended December 31, 2002, the $104,200 in sales to Camelbak and $94,500 in sales to Nikken Global represented 42% and 38%, respectively, of total sales made. On December 31, 2002, there was a remaining sales backlog of $92,300 on the initial Nikken Global purchase order. The Company has negotiated a supply agreement with Camelbak Products.

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

Cost of Sales

For the three months ended December 31, 2002, the cost of sales increased to $151,400 from the $24,600 of costs for the six months ended December 31, 2001. This increase is mainly due to the increase in sales.

For the six months ended December 31, 2002, the cost of sales increased to $161,700 from the $128,100 of costs for the six months ended December 31, 2001. This increase is mainly due to the increase in sales.

Gross profit margin was 32 percentage points for the three months ended December 31, 2002, compared to a negative gross profit of $1,900 for the three-months ended December 31, 2001. This increase is principally attributable to the higher sales volume and increased efficiencies in the manufacturing process.

Gross profit margin increased 3 percentage points for the six months ended December 31, 2002, to a gross profit margin of 35 percent from an overall gross profit margin of 32 percent for the six months ended December 31, 2001. This increase is principally due to increased efficiencies in the manufacturing process.

Operating Expense

Operating expenses for the three months ended December 31, 2002 were $207,700 as compared to $264,000 for the similar period last year. The 21 percent decrease in operating expenses is principally attributable to the decrease in general and administrative expenditures.

Operating expenses for the six months ended December 31, 2002 were $463,500 as compared to $506,800 for the similar period last year. The 9 percent decrease in operating expenses is principally attributable to the decrease in general and administrative expenditures.

Other Income

For the three months ended December 31, 2002, net interest expense amounted to $1,300 as compared to net interest expense of $100 for the three months ended December 31, 2001. This increase is due to the increase in accrued interest payable to vendors on unpaid invoices for goods and services received.

For the six months ended December 31, 2002, net interest expense amounted to $1,900 as compared to net interest income of $300 for the six months ended December 31, 2001. This change is principally due to the increase in accrued interest payable to vendors on unpaid invoices for goods and services received.

Royalty and other income for the three and six months ended December 31, 2002 of $12,900 and $42,700, respectively, was due to royalties payments from Brita and the realization of revenue from an exclusivity fee paid to the Company by Camelbak Products as a result of a supply agreement reached between the two parties. . The Company received a total fee of $50,000 for in-line product exclusivity over the current two-year term of the Camelbak agreement. Approximately $6,300 of this fee will be recognized as revenue during each quarter of the term of this agreement with any remaining balance classified as deferred revenue. The Company had realized $12,500 in revenue from the Camelbak agreement for the six months ended December 31, 2002.

Royalty and other income for the three and six months ended December 31, 2001 of $11,900 and $34,900, respectively, was principally due to royalties payments from Brita.

Income Taxes

Due to the Company’s history of operating losses, management has established a valuation allowance in the full amount of the deferred tax assets arising from these losses because management believes it is more likely than not that the Company will not generate sufficient taxable income within the appropriate period to offset these operating loss carryforwards.

Net Loss

Net loss for the three months ended December 31, 2002 amounted to $123,300 as compared to net loss of $254,100 for the six months ended December 31, 2001. This decrease in net loss is principally attributable to the increase in sales and the decrease in general and administrative expenditures.

Net loss for the six months ended December 31, 2002 amounted to $334,600 as compared to net loss of $411,500 for the six months ended December 31, 2001. This decrease in net loss is principally attributable to the increase in sales and the decrease in general and administrative expenditures.

Loss Per Share

For the three months ended December 31, 2002, basic loss per share amounted to $(.01). For the comparable period in 2001, basic loss per share amounted to $(.02).

For the six months ended December 31, 2002, basic loss per share amounted to $(.03). For the comparable period in 2001, basic loss per share amounted to $(.04).

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

For the six months ended December 31, 2002, net cash used by operating activities amounted to approximately $84,200, compared to the net cash used by operating activities of approximately $254,800 for the comparable period in 2001. This decrease in cash used is primarily a result of customer deposits received on purchase orders and an exclusivity fee received as a result of the supply agreement with Camelbak Products. This were partially offset by a decrease in collections from accounts receivable due to the timing of the majority of the sales for the quarter ended December 31, 2002, the goods shipped during December 2002, which was partially offset by decreased expenditures on inventory replenishment.

Investment Activities

The Company’s investment activities include equipment purchases and patent acquisitions.

Net cash used by investing activities for the six months ended December 31, 2002 was approximately $20,700, as compared to net cash used by investing activities of approximately $57,200 for the comparable period in 2001. This decrease in cash expended for investing activities is due primarily to decreased expenditures for equipment partially offset by cash expenditures for new patent acquisitions.

Financing Activities

The Company’s financing activities include advances from related parties and payments on capital lease obligations.

Net cash of approximately $69,700 was provided by financing activities for the six months ended December 31, 2002, as compared to net cash provided by financing activities of approximately $306,400 for the six months ended December 31, 2001. This decrease resulted from the receipt of a $300,000 loan during the six months ended December 31, 2001, partially offset by increased advances from related parties during the quarter ended December 31, 2002.

CAPITAL RESOURCES

At December 31, 2002, the Company does not have any material commitments for capital expenditures other than for those expenditures incurred in the ordinary course of business.

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

Item 2.    Changes in Securities

During the six-month period ended December 31, 2002, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

Item 3.    Defaults Upon Senior Securities

During the six-month period ended December 31, 2002, the Company was not in default on any of its indebtedness.

Item 4.    Submission of Matters to a Vote of Security Holders

During the six-month period ended December 31, 2002, the Company did not submit any matters to a vote of its security holders.

Item 5.     Other Matters

The Company does not have any other material information to report with respect to the six-month period ended December 31, 2002.

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits included herewith are:

None

(b)	Reports on Form 8-K – None

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

INNOVA PURE WATER, INC.

Dated:	February 14, 2003	By:	/s/ ROSE SMITH

Rose C. Smith President, Chief Executive Officer Director

Dated:	February 14, 2003	By:	/s/ JOHN E. NOHREN, JR.

John E. Nohren, Jr. Chairman of the Board of Directors Chief Financial Officer

Certifications

I, Rose Smith, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Innova Pure Water, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: February 14, 2003

/s/ ROSE SMITH
Rose Smith President & CEO

I, John E. Nohren, Jr., certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Innova Pure Water, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: February 14, 2003

/s/ JOHN E. NOHREN, JR.
John E. Nohren, Jr.
Chairman & CFO