Form 10QSB/A
period 2002-12-31
INNOVA PURE WATER INC /FL/
filed 2003-02-18
CIK 791994

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-QSB/A

Amendment No. 1

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2002

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒  NO  ☐

There were 10,653,458 shares of the Registrant’s $.0001 par value common stock outstanding as of December 31, 2002.

Transitional Small Business Format (check one) YES  ☐  NO  ☒

This amendment on Form 10-QSB/A is being filed for the purpose of including the certification required by Section 906 of the Sarbanes-Oxley Act of 2002, included herewith as Exhibit 99.1

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits included herewith are:

99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuit to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K – None

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

INNOVA PURE WATER, INC.

Dated:	February 17, 2003	By:	/s/ Rose Smith
Rose C. Smith President, Chief Executive Officer Director