Form 10QSB
period 2003-03-31
INNOVA PURE WATER INC /FL/
filed 2003-05-14
CIK 791994

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2003

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  YES    ☐  NO

There were 10,663,458 shares of the Registrant’s $.0001 par value common stock outstanding as of March 31, 2003.

Transitional Small Business Format (check one)    Yes  ☐    NO  ☒

Innova Pure Water, Inc.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Innova Pure Water, Inc.

Condensed Financial Statements

Three and Nine Months Ended

March 31, 2003 and 2002 (Unaudited)

Contents

Condensed Financial Statements:

Innova Pure Water, Inc.

Condensed Balance Sheet

March 31, 2003

(Unaudited)

Assets
Current assets:
Cash	$37,600
Accounts receivable, trade, net of allowance for doubtful accounts of $30,000	22,400
Other receivables, including related party of $49,400, net of allowance for doubtful accounts of $40,000	18,100
Inventories	109,500
Other current assets	10,500

Total current assets	198,100

Property and equipment, net	48,500

Other assets:
Patents, net	301,600
Other receivables, related party	18,100
Other	5,700

Total other assets	325,400

$572,000

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable, trade	$234,700
Accrued expenses, including related party of $124,900	203,200
Deferred revenue, current portion	25,000
Customer deposits	61,400

Total current liabilities	$524,300

Long-term liabilities:
Loan payable	$400,000
Deferred revenue, long-term portion	6,300
Other liabilities, related party	112,200

Total long-term liabilities	$518,500

Stockholders’ deficit:
Preferred stock; $.001 par value; 2,000,000 shares authorized; 0 shares issued and outstanding
Common stock; $.0001 par value; 50,000,000 shares authorized; 10,698,543 shares issued; and 10,663,458 shares outstanding	1,000
Capital in excess of par value	8,306,200
Accumulated deficit	(8,763,900)

(456,700)
Treasury stock, at cost, 35,085 shares	(14,100)

Total stockholders’ deficit	(470,800)

$572,000

The accompanying notes are an integral part of the condensed financial statements.

Innova Pure Water, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
Net sales	$161,600	$276,600	$411,400	$465,800
Cost of sales	100,400	174,500	262,100	302,600

Gross profit	61,200	102,100	149,300	163,200

Operating expenses:
Selling expenses	200	11,700	1,500	18,200
General and administrative expenses	220,800	233,200	625,800	679,100
Research and product development	17,600	26,700	74,800	81,100

	238,600	271,600	702,100	778,400

Loss from operations	(177,400)	(169,500)	(552,800)	(615,200)

Other (income) expenses:
(Gain)/Loss on sale of assets	—	—	—	1,000
Interest, net	1,400	400	3,300	100
Royalty income	(7,800)	(28,400)	(38,000)	(62,600)
Other income	(6,200)	—	(18,800)	—

	(12,600)	(28,000)	(53,500)	(61,500)

Net loss	$(164,800)	$(141,500)	$(499,300)	$(553,700)

Loss per common share	$(.02)	$(.01)	$(.05)	$(.05)

Weighted average number of Common shares outstanding	10,660,125	10,453,458	10,545,429	10,452,276

The accompanying notes are an integral part of the condensed financial statements

Innova Pure Water, Inc.

Condensed Statement of Changes in Stockholders’ Equity (Deficit)

Nine Months Ended March 31, 2003

(Unaudited)

	Common Stock		Capital In Excess Of Par Value	Accumulated Deficit	Treasury Stock
	Shares	Amount
Balance, June 30, 2002	10,498,543	$1,000	$8,282,200	$(8,264,600)	$(15,300)
Issuance of common stock for services, 200,000 shares	200,000		24,000
Issuance of treasury stock for services, 10,000 shares					1,200
Net Loss				(499,300)

Balance, March 31, 2003	10,698,543	$1,000	$8,306,200	$(8,763,900)	$(14,100)

The accompanying notes are an integral part of the condensed financial statements.

Innova Pure Water, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended March 31,
	2003	2002
Operating activities
Net loss	$(499,300)	$(553,700)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	108,100	102,900
Loss on disposal of equipment		1,000
Compensation applied to shareholder receivable	30,000
(Decrease) increase in provision for doubtful accounts	(4,900)	22,700
Stock and stock options issued for services	1,200	1,700
(Increase) decrease in:
Accounts and other receivables	132,500	68,300
Inventories	51,100	(191,100)
Other assets	(4,300)	12,000
Increase (decrease) in:
Customer deposits on purchase orders	61,400
Deferred revenue	31,300
Increase (decrease) in accounts payable and accrued expenses	(6,900)	87,900

Total adjustments	399,500	105,400

Net cash used by operating activities	(99,800)	(448,300)

Investing activities
Acquisition of equipment		(36,600)
Cost associated with new patents	(29,500)

Net cash used by investing activities	(29,500)	(36,600)

Financing activities
Advances from related parties	124,400	58,500
Proceeds from loan		400,000
Payments on capital lease obligations		(2,300)

Net cash provided by financing activities	124,400	456,200

Net decrease in cash	(4,900)	(28,700)

Cash, beginning of period	42,500	47,900

Cash, end of period	$37,600	$19,200

Supplemental disclosure of cash flow information and noncash financing activities:
Cash paid during the period for interest	$3,300	$1,600

During the nine months ended March 31, 2002, the Company incurred $37,600 of payables for the acquisition of patents and $24,700 of payables for the acquisition of new tooling.

During the nine months ended March 31, 2003, the Company incurred $17,100 of payables for the acquisition of patents. The Company issued 200,000 shares of common stock in payment of $17,800 in payables, as well as for $6,200 in prepaid legal services.

During the quarter ended March 31, 2003, the Company applied $30,000 in expensed compensation to a shareholder’s account receivable in a cashless transaction.

The accompanying notes are an integral part of the condensed financial statements.

Innova Pure Water, Inc.

Notes to Condensed Financial Statements

Six Months Ended December 31, 2002 and 2001 (Unaudited)

1. Condensed Financial Statements

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and nine-month periods ended March 31, 2003 and 2002, (b) the financial position at March 31, 2003, and (c) cash flows for the nine-month periods ended March 31, 2003 and 2002, have been made.

The unaudited condensed financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in condensed financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying condensed financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended June 30, 2002. The results of operations for the nine-month period ended March 31, 2003 are not necessarily indicative of those to be expected for the entire year.

2. Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses in recent years. The Company had negative cash flows from operations of approximately $361,000 for the fiscal year ended June 30, 2002. In addition for the nine-months ended March 31, 2003, the Company has incurred an additional loss of $499,300, which increased the Company’s accumulated deficit to approximately $8,763,900. The Company also has a negative shareholders’ equity of approximately $470,800 as of March 31, 2003. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

In past years, the Company has depended on its strategic alliance trading partners to generate the vast majority of its sales in any fiscal year. The loss of any one of these trading partners can and has had a material impact on the Company’s sales and profitability. The Company currently has a trading partner relationship with Sawyer Products and continues to make every effort to further develop its business relationships with new customers Camelbak and Nikken Global.

The Company is currently in discussions with several companies regarding utilization of the proprietary Innova filtration systems. Although there are no assurances, the Company believes it will be able to increase its cash flow from operations in its current fiscal year.

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

4. Stock and Stock Options

Effective June 30, 2002, Mr. Nohren and Ms. Smith forgave $50,800 and $50,000, respectively, of accrued and unpaid compensation. A motion had been made to the Company’s Board of Directors that in consideration of this total $100,800 forgiveness of debt, as well as service and loyalty to the Company, options for the purchase of the Company’s common stock be granted to Mr. Nohren and Ms. Smith. On October 9, 2002, the Company’s Board of Directors approved the granting of these stock options at $0.12 per share, which was more than 110% of the fair market value of the shares on the date the options were granted. Mr. Nohren and Ms. Smith received 1,270,300 and 1,250,000 stock options, respectively. These options will expire on October 8, 2012.

During the quarter ended December 31, 2002, the Company issued 200,000 shares of common stock at $0.12 per share in payment of $24,000 in legal services that were unrelated to an equity offering or other fiduciary responsibility. During the quarter ended March 31, 2003, the Company issued 10,000 shares of treasury stock for services rendered in the redesign of the Company’s website.

The Company applies Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for our stock-based compensation plans. No compensation cost is reflected in net income related to our stock option plans for the periods presented, as all options had an exercise price greater than or equal to the market value of the underlying common stock on the date of grant. Had the expense for our stock-based compensation been determined using the fair value based method defined in Financial Accounting Standard (FAS) 123, “Accounting for Stock-Based Compensation”, our net income and net income per share for the three- and nine-month periods of this report would have been reduced to the pro forma amounts indicated below:

Three-month period	Three months ended
	March 31, 2003	March 31, 2002
Net loss,
As reported	$(164,800)	$(141,500)
Incremental compensation expense	—	(187,700)

As adjusted	$(164,800)	$(329,200)

Basic earnings per common share
As reported	$(.02)	$(.01)

As adjusted	$(.02)	$(.03)

Nine month period	Nine months ended
	March 31, 2003	March 31, 2002
Net loss,
As reported	$(499,300)	$(553,700)
Incremental compensation expense	(219,900)	(315,300)

As adjusted	$(719,200)	$(869,000)

Basic earnings per common share
As reported	$(.05)	$(.05)

As adjusted	$(.07)	$(.05)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2002 and 2003, respectively: dividend yield of zero percent in each year; expected volatility of 136 and 145 percent; risk-free interest rates of 3.61 and 4.47 percent and expected lives of ten years for both 2002 and 2003. These pro forma results may not be indicative of the future results for the full fiscal year due to potential grants vesting and other factors.

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

INCOME STATEMENT DATA

	Nine Months Ended March 31,
	2003	2002
Total revenue	$411,400	$465,800,

Net loss	$(499,300)	$(553,700)

Loss per common share—basic	$(.05)	$(.05)

Shares used in per share computation	10,545,429	10,452,276

BALANCE SHEET DATA

March 31, 2003
Total assets	$572,000

Working capital	$(326,200)

Long-term debt	$518,500

Stockholders’ deficit	$(470,800)

RESULTS OF OPERATIONS

Net Sales

Net sales for the three-month period ended March 31, 2003 were $161,600, a decrease of 42 percent from the $276,600 of net sales for the comparable period in 2002. This decrease is attributable to the decrease in sales to Sawyer Products during the quarter ended March 31, 2003 compared to the quarter ended March 31, 2002, partially offset by sales to Nikken Global.

Net sales for the nine-month period ended March 31, 2003 were $411,400, a decrease of 12 percent from the $465,800 of net sales for the comparable period in 2002. This decrease is attributable to the decrease in sales to Sawyer Products during the nine-months ended March 31, 2003 compared to the nine-months ended March 31, 2002, partially offset by sales to new customers Camelbak and Nikken Global.

In past years, the Company has depended on its strategic alliance trading partners to generate the vast majority of its sales in any fiscal year. The loss of any one of these trading partners can and has had a material impact on the Company’s sales and profitability. The Company currently has a trading partner relationship with Sawyer Products and continues to make every effort to further develop its business relationships with new customers Camelbak and Nikken Global.

During the nine-month period ended March 31, 2003 these two new customers, Camelbak and Nikken Global, accounted for 29% and 58% of total sales made, respectively. The loss of either one of these customers at this time would have a material impact on the company’s ability to continue in business.

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

The Company is currently in discussions with several companies regarding utilization of the proprietary Innova filtration systems. Although there are no assurances, the Company believes it will be able to increase its cash flow from operations in its current fiscal year.

Cost of Sales

For the three months ended March 31, 2003, the cost of sales decreased to $100,400 from the $174,500 of costs for the six months ended March 31, 2002. This decrease is mainly due to the decrease in sales.

For the nine months ended March 31, 2003, the cost of sales decreased to $262,100 from the $302,600 of costs for the nine months ended March 31, 2002. This decrease is mainly due to the decrease in sales.

Gross profit margin was 38 percentage points for the three months ended March 31, 2003, compared to a gross profit margin percentage of 37 percent for the three-months ended March 31, 2002. This increase is principally attributable to increased efficiencies in the manufacturing process.

Gross profit margin increased one percentage point for the nine months ended March 31, 2003, to a gross profit margin of 36 percent from an overall gross profit margin of 35 percent for the nine months ended March 31, 2002. This increase is principally due to increased efficiencies in the manufacturing process.

Operating Expense

Operating expenses for the three months ended March 31, 2003 were $238,600 as compared to $271,600 for the similar period last year. The 12 percent decrease in operating expenses is principally attributable to the decrease in general and administrative expenditures.

Operating expenses for the nine months ended March 31, 2003 were $702,100 as compared to $778,400 for the similar period last year. The 10 percent decrease in operating expenses is principally attributable to the decrease in general and administrative expenditures.

Other Income

For the three months ended March 31, 2002, net interest expense amounted to $1,400 as compared to net interest expense of $400 for the three months ended March 31, 2002. This increase is due to the increase in accrued interest payable to vendors on unpaid invoices for goods and services received.

For the nine months ended March 31, 2003, net interest expense amounted to $3,300 as compared to net interest expense of $100 for the nine months ended March 31, 2002. This change is principally due to the increase in accrued interest payable to vendors on unpaid invoices for goods and services received.

Royalty income for the three months ended March 31, 2003 was $7,800 compared to $28,400 for the three months ended March 31, 2002. The decrease was due to a decrease in royalty payments from Brita Product and Seychelle Environmental Products.

Royalty income for the nine months ended March 31, 2003 was $38,000 compared to $62,600 for the nine months ended March 31, 2002. The decrease was due to a decrease in royalty payments from Brita Product and Seychelle Environmental Products.

Other income for the three and nine months ended March 31, 2003 of $6,200 and $18,800, respectively, was due realization of revenue from an exclusivity fee paid to the Company by Camelbak Products as a result of a supply agreement reached between the two parties. The Company received a total fee of $50,000 for in-line product exclusivity over the current two-year term of the Camelbak agreement. Approximately $6,300 of this fee will be recognized as revenue during each quarter of the term of this agreement with any remaining balance classified as deferred revenue. There was no other income received during the three- and nine-month periods ended March 31, 2002.

Income Taxes

Due to the Company’s history of operating losses, management has established a valuation allowance in the full amount of the deferred tax assets arising from these losses because management believes it is more likely than not that the Company will not generate sufficient taxable income within the appropriate period to offset these operating loss carryforwards.

Net Loss

Net loss for the three months ended March 31, 2003 amounted to $164,800 as compared to net loss of $141,500 for the three months ended March 31, 2002. This increase in net loss is principally attributable to the decrease in sales and decrease in royalty income received from the licensing of the Company’s technology.

Net loss for the nine months ended March 31, 2003 amounted to $499,300 as compared to net loss of $553,700 for the nine months ended March 31, 2002. This decrease in net loss is principally attributable the decrease in general and administrative expenditures.

Loss Per Share

For the three months ended March 31, 2003, basic loss per share amounted to $(.02). For the comparable period in 2002, basic loss per share amounted to $(.01).

For the nine months ended March 31, 2003, basic loss per share amounted to $(.05). For the comparable period in 2002, basic loss per share amounted to $(.05).

Liquidity and Capital Resources

Operating Activities

For the nine months ended March 31, 2003, net cash used by operating activities amounted to approximately $99,800, compared to the net cash used by operating activities of approximately $448,300 for the comparable period in 2002. This decrease in cash used is primarily a result of customer deposits received on purchase orders and an exclusivity fee received as a result of the supply agreement with Camelbak Products, as well as, an increase in collections from accounts receivable and decreased expenditures on inventory replenishment.

Investment Activities

The Company’s investment activities include equipment purchases and patent acquisitions.

Net cash used by investing activities for the nine months ended March 31, 2003 was approximately $29,500, as compared to net cash used by investing activities of approximately $36,600 for the comparable period in 2002. This decrease in cash expended for investing activities is due primarily to decreased expenditures for equipment partially offset by cash expenditures for new patent acquisitions.

Financing Activities

The Company’s financing activities include advances from related parties and payments on capital lease obligations.

Net cash of approximately $124,400 was provided by financing activities for the nine months ended March 31, 2003, as compared to net cash provided by financing activities of approximately $456,200 for the nine months ended March 31, 2002. This decrease resulted from the receipt of a $400,000 loan during the nine months ended March 31, 2002, partially offset by increased advances from related parties during the nine months ended March 31, 2003.

CAPITAL RESOURCES

At March 31, 2003, the Company does not have any material commitments for capital expenditures other than for those expenditures incurred in the ordinary course of business.

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

Other

Effective June 30, 2002, John E. Nohren, Jr., Chairman of the Board, and Rose Smith, President & CEO, forgave $50,800 and $50,000, respectively, of accrued and unpaid compensation. A motion had been made to the Company’s Board of Directors that in consideration of this total $100,800 forgiveness of debt, as well as service and loyalty to the Company, which options for the purchase of the Company’s common stock be granted to Mr. Nohren and Ms. Smith. On October 9, 2002, the Company’s Board of Directors approved the granting of these stock options at $0.12 per share, which was more than 110% of the fair market value of the shares on the date the options were granted. Mr. Nohren and Ms. Smith received 1,270,300 and 1,250,000 stock options, respectively.

CRITICAL ACCOUNTING POLICIES

The Company has prepared the accompanying unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States for interim financial information. The preparation of the financial statements requires the use of judgment and estimates that affect the reported amounts of revenues, expenses, assets and liabilities. The Company has adopted accounting policies and practices that are generally accepted in the industry in which it operates. The Company believes the following are its most critical accounting policies that affect significant areas and involve management’s judgment and estimates. If these estimates differ significantly from actual results, the impact to the consolidated financial statements may be material.

Revenue and Accounts Receivable

The Company recognizes revenue at the time products are shipped. Any deposits received in advance of product shipment are reflected as liabilities until the products are shipped. The Company records amounts billed to customers for shipping and handling costs as sales revenue. Costs incurred by the Company for shipping and handling are included in cost of sales.

The Company extends credit to its various customers based on the customer’s ability to pay. The Company establishes an allowance for doubtful accounts by analyzing specific customer accounts and assessing its risk of loss based on insolvency, disputes or other collection issues. If the financial condition of a significant customer deteriorates resulting in their inability to pay their accounts when due, an increase in our allowance for doubtful accounts would be required, which could negatively affect operating results.

Based on management’s review of accounts receivable, an allowance of $70,000 for doubtful accounts is considered necessary. Of this amount, the Company has recorded an allowance of $40,000 on the outstanding related party and other receivables.

Property and Equipment

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

Inventory

Inventories are valued at the lower of cost (first-in, first-out basis) or market. Inventory write-downs are recorded for the valuation of inventory at the lower of cost or market by analyzing market conditions and estimates of future sales prices as compared to inventory costs and inventory balances.

The Company evaluates inventory balances for excess quantities and obsolescence on a regular basis by analyzing backlog, estimated demand, inventory on hand, sales levels and other information. Unanticipated changes in technology or customer demand could result in a decrease in demand for one or more of our products, which may require an increase in inventory write-downs, which could negatively affect operating results.

Deferred Tax Assets and Liabilities

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

Other

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

PART II—OTHER INFORMATION

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

Item 2. Changes in Securities

During the nine-month period ended March 31, 2003, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

Item 3. Defaults Upon Senior Securities

During the nine-month period ended March 31, 2003, the Company was not in default on any of its indebtedness.

Item 4. Submission of Matters to a Vote of Security Holders

During the nine-month period ended March 31, 2003, the Company did not submit any matters to a vote of its security holders.

Item 5. Other Matters

The Company does not have any other material information to report with respect to the nine-month period ended March 31, 2003.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits included herewith are:

03-01 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuit to Section 906 of the Sarbanes-Oxley Act of 2002

03-02 Eagle Springs Distribution Agreement

03-03 Kurt Avery’s Employment Agreement

(b)	Reports on Form 8-K – None

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

INNOVA PURE WATER, INC.

Dated: May 14, 2003	By:	/s/ ROSE SMITH
Rose C. Smith President, Chief Executive Officer Director

Dated: May 14, 2003	By:	/s/ JOHN E. NOHREN, JR.
John E. Nohren, Jr. Chairman of the Board of Directors Chief Financial Officer

Certifications

I, Rose Smith, certify that:

1.	I have reviewed this annual report on Form 10-QSB of Innova Pure Water, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date:    May 14, 2003

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

Date:  May 14, 2003

/s/ JOHN E. NOHREN, JR.
John E. Nohren, Jr. Chairman & CFO

Exhibit Index

Exhibit Description

03-01 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuit to Section 906 of the Sarbanes-Oxley Act of 2002

03-02 Eagle Springs Distribution Agreement

03-03 Kurt Avery’s Employment Agreement