Form 10KSB
period 2003-06-30
INNOVA PURE WATER INC /FL/
filed 2003-10-14
CIK 791994

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES	EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES	ACT OF 1934

Commission File Number 0-29746

INNOVA PURE WATER, INC.

(Exact name of registrant as specified in charter)

Florida	59-2567034
(State or other jurisdiction of incorporation or organization	(IRS Employer Identification No.

13130—56th Court, Suite 609, Clearwater, Florida	33760
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code:  (727) 572-1000

Securities registered pursuant to Section 12(b) of the Exchange Act:

None

Securities registered pursuant to Section 12(g) of the Exchange Act, Common Stock, par value $.0001

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

State issuer’s revenues for its most recent reporting period June 30, 2003    $678,181

Aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2003 was $1,217,377.

The number of shares of the Issuer’s Common Stock, par value $.0001 outstanding as of June 30, 2003 was 12,173,765

Transitional Small Business Disclosure Format    ☐  Yes    ☒  No

13130—56th Court, Suite 609, Clearwater, Florida 33760

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

Innova Pure Water, Inc. a Florida corporation (the “Company” “we”, “us” or “Innova”) was incorporated August 13, 1985. We design, develop, manufacture, and market unique consumer water filtration and treatment products. These products have been historically of the portable nature and generally consist of a container serving as a water reservoir incorporating highly efficient water filtering and treatment technology. We have expanded into multipurpose filtration products, including biological water treatment.

We hold in excess of 40 patents directly associated with water treatment and purification which provides us with competitive advantages. It has been our ability to create both new products and develop technology that has permitted us to differentiate ourselves from other competitors within the field and protect its product advantage. We have also demonstrated the ability to address and open significant new markets. Examples of these markets are portable personal and sport type filter bottles for both mass market and outdoor markets where biological contaminant protection is a critical issue. Innova has attracted interest from large consumer products companies enabling Innova to differentiate itself as a product innovator and creator and licensor as well as product producer, thus making us attractive as a strategic alliance partner to marketing and consumer product companies such as Sawyer Products, CamelBak Products, and since December 2002 has been supplying Nikken, Inc with their sport filter bottle products incorporating Nikken’s exclusive PiMag additive. We are currently in various stages of discussion with other companies about possible strategic alliances.

Our water filtration products are designed to provide an improved quality and much better tasting water for the average consumer at an affordable price. The Innova filtration process has been shown under independent taste tests to have no discernible taste or quality differences from the expensive premium priced bottled waters, while costing a fraction of the price. The products initially produced by the Company were designed to treat tap water, reducing chlorine, lead, taste and odor. Within the past year the emphasis has shifted to products which also remove bacteria and protozoea while retaining the capability for the removal of specific chemical contents.

We have developed filtration products for the removal of biological contaminants including protozoa, cysts, and bacteria. A separate new product to disinfect water, which eliminates viruses, is under review by the EPA. These types of products satisfy the needs of the outdoor, emergency, and international markets requiring highly effective products for the treatment of biologically contaminated water. The company has or is introducing both portable and fixed products in the biological category. Other future products under development continue to include a Carafe’ and specialty filter bottle products. Although Innova has very high expectations regarding the introduction of new products, there is no guarantee that these products will be fully developed or make it into the market place. All products Innova develops are created to meet world market requirements as well as the needs of the U.S. domestic market. If these products make it to market, there is no assurance that the Company will be able to commercially exploit its water purification technologies on a profitable basis.

We believe that as a result of the diminishing quality of tap water, both domestically and world wide, the opportunities for the application of our water filtration products and technology will continue to grow for a number of years. The water filter market continues to grow reflecting consumer need for effective and efficient portable filtration devices. It is management’s opinion that there will be substantial growth in sales in the water filtration product category, both domestically and internationally. The water treatment industry is embryonic with major growth still to come.

It is our opinion that to a significant number of the consumers, drinking tap water has become both distasteful and suspect as a result of the use of chlorine, which forms carcinogenic by-products and is strongly suspected by some members of the medical community to be a cause of arterial and heart disease. In addition, the dangers and frequency of lead in tap water, as well as the presence of cryptosporidium, giardia, or harmful protozoa, have made the consumer aware of the potential dangers associated with drinking tap water. The typical consumer of the Company’s products primarily seeks clean, fresh tasting water. A growing number of health conscious consumers are also becoming concerned about the inherent quality of tap water. Lead, in water, has become a serious health concern to a large percentage of the populace and especially to mothers concerned for the health of their children. It has also been known that bacteria contaminated private wells are pervasive and the source and cause of illness both domestically and worldwide

The retail customer base for our products consists of mass merchandisers, outdoor retailers, sporting goods stores as well as a wide range of markets seeking products eliminating biological contaminants from naturally occurring water. This also constitutes the basic domestic market universe of strategic alliance partners that typically have wide distribution in retail stores and the outdoor and international traveler markets. While there is no assurance that Innova’s products will be purchased by retail customers, we hope to be a substantial participant in the alternative to bottled drinking water market as the market for water treatment products increase.

In order to overcome the disadvantage of being a small company, and lack of capital to adequately support a national sales program, our strategy remains to create strategic alliances with nationally recognized companies. As a result, we obtain the distribution and sales of its products on a national and international basis without incurring the sales and marketing costs usually associated with the sales of consumer products. The Company also benefits by the consumer acceptance of the brand names and the reputation of the strategic alliance partners such as Sawyer Products in the camping and outdoor markets; and CamelBak Products in a wide variety of retail stores, catalogs, and the military with their hydration products.

In addition to the sales of products either directly or through strategic alliance partners, Innova is willing to license competitive companies allowing them to sell into the market in return for financial remuneration. In this regard, Innova has licensed Brita Products and Seychelle Environmental. To date, license fees have not been a material source of revenues.

During the fiscal year ended June 30, 2002, shipments of the Company’s filtration products to Sawyer Products and Avon Products comprised the majority of the Company’s total sales for the fiscal year. For the fiscal year ended June 30, 2003, shipments to CamelBak, Nikken, Inc. and Sawyer Products comprised the majority of sales for the year, comprising 20%, 42%, and 25%, respectively.

In connection with the Licensing, Product Supply and Strategic Alliance Agreement entered into with CamelBak on July 2002, we granted CamelBak a worldwide exclusive license to market and distribute Innova in-line filters for use with hydration packs to the military and after markets currently serviced by CamelBak specifically excluding Japan and France. The initial order from CamelBak was for 10,000 filtration units. CamelBak paid us an exclusive initial distribution fee of $50,000.

The agreement provides that CamelBak shall maintain exclusivity in its markets provided that minimum orders are met. This minimum is 25,000 in-line filters within the first two years of the agreement and 35,000 units in the third year. We granted CamelBak a right of first refusal to obtain exclusive rights in the exclusive CamelBak markets for Innova products in development for use with portable hydration systems and for future Innova products and technology for use with portable hydration packs provided minimum sales have been met and the agreement remains in effect.

In the event we enter into a change of control transaction which means either: (i) the sale of our voting securities in a transaction that results in more than 50% of our outstanding securities being owned by a single entity; or (ii) the sale of substantially all of our assets, then CamelBak has a right of first refusal for a period of sixty (60) days to enter into a transaction with us on the same terms as offered by the third parties.

Innova continues to search for major multinational companies for distribution in foreign markets. To date, distribution into foreign markets has not yet developed into what management hopes will be substantial and consistent sales.

CURRENT PRODUCTS

We currently produce products for distribution and sales through our strategic alliance partners, as well as directly to select classes of trade on both a domestic and international basis. All products are patent protected under one or more issued patents. Additional patents are also pending. See “Business-Intellectual Property.” We currently offer the following products:

1.	A 16 oz. standard 28 mm neck PET water bottle with replaceable filter, “A Filter” and a push-pull valve cap;

2.	A 16 oz. LDPE sport type bottle with “B Filter” with a push-pull valve cap.

3.	A 27 oz. LDPE sport type bottle with a “B Filter” with a push-pull valve cap.

4.	Replacement filters “A”, “B” chlorine removal, and “B” lead and chlorine removal for installation into Sawyer, Avon, Culligan, and Innova WaterWay® sport type bottles.

5.	A dual filter biological and chlorine/lead removal sport type bottle.

6.	An in-line combination bacteria/protozoa and chlorine/lead removal filter for hydration packs and container-to-container filtration and water treatment applications.

Innova has been successful in improving the functionality and contaminant removal capability of its standard “A” and “B” filters used in the sport and personal line of water filter bottles. Both filters now remove over 90% of chlorine when new and remain above the 75% minimum required over 20 gallons for certification by NSF International. Both also remove over

90% of lead at a flow of 10ml/sec over the suggested 20 gallon life of the product. No competitive product contains this capacity for lead removal nor can equal the Innova filters for chlorine removal capability.

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

We manufacture and assemble our current product line in Clearwater, Florida. We also utilize several component vendors and contract manufacturers. As a result of the vendor relationships established over the years, management believes we have reliable and available capacity to sustain growth of the current product lines. We have investigated possible overseas suppliers and may use overseas assembly and overseas manufacturing sources in the future. Although the Company expects an advantage in manufacturing costs from overseas relationships, there is no assurance that these relationships will be sufficiently tractable for the Company’s needs; further, there is no assurance that such vendor relationships will continue in a successful manner.

PRODUCT DEVELOPMENT

We are actively engaged in new product development, and the application of new and emerging technology for our strategic alliance partners. It is the opinion of management that the technology and product concepts controlled by us can permit our strategic alliance partners to become, and remain, the dominant companies in consumer water treatment. Products under development include improved water bottle designs, biological treatments with expanded functionality, and our patented “Static Filtration” technologies.

Development of the “System” type sports bottle continues, with evaluation of filter media employing improved geometries underway. Under the “System” approach, the user of an Innova designed sport-type bottle may incorporate one or more of a series of filters, independently or in conjunction with other treatment devices. The configured system can be adapted by the user, to address problems unique to their personal water supply. In the “System” approach, treatment options are arranged radially rather than axially. This allows for higher performance and the ability to incorporate more treatment options. The initial product in this configuration is scheduled to be released in September and will combine a hollow fiber sub-micron filter nested within a carbon composite housing.

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

Work also continues on our line of high performance “Static Filtration” pitcher/bottle products, with additional patents filed on technical aspects including filter media manufacture. In “Static Filtration”, passive means are used to ensure that the residence times required for optimal treatment occur within the treatment vessels.

Although we are attempting to improve the time to market of our developmental efforts, there is no assurance that the Company will ever successfully bring these products to market.

During fiscal years ended June 30, 2003 and 2002, we spent $92,300 and $111,300, respectively, on research and product development. Unless we generate significant sales or obtain additional capital we will not be able to sustain our research and development efforts.

SALES AND BACKLOG

The net sales for the fiscal year ended June 30, 2003 were $608,000. The net sales for the preceding fiscal year ending June 30, 2002 were $585,300. Gross revenue for fiscal year ending June 30, 2003 was $678,100 as compared with gross revenue of $676,900 for the preceding year ended June 30, 2002.

Delays in the completion and introduction of our new biological dual filter sport bottle and the need to supply highly demanding test data supporting the biological capability of meeting the stringent requirements of the EPA hampered sales through the second and third quarters of fiscal 2003.

As has been noted in Footnote 1 of the accompanying annual financial statements, 87% of the Company’s sales were to CamelBak, Nikken and Sawyer Products for the fiscal year ended June 30, 2003. The loss of any of these customers would have a materially adverse impact on our financial position.

COMPETITION

We compete with many other companies that supply water filtration products. The principal competitor’s non-biological product is the “pour through” carafe type product normally kept in the refrigerator and used in the kitchen. Several companies, including Brita, Procter & Gamble (Pûr), Culligan and others compete in the pitcher or carafe products market segment. The leading company in the domestic pitcher category within the last twelve months is Clorox, selling the Brita line.

The introduction of our biological product line brings us into direct competition with products making similar claims, which are marketed by Extreme and Safe Water Anywhere. We commissioned a study by an independent laboratory located at the University of South Florida whose test results have shown our product to provide superior performance under actual use conditions. Products pressurized by pump pressure and marketed by Katadyne and Mountain Safety Research are also competitive in performance while considerably more expensive.

We also compete indirectly with other companies that supply bottled water, including The Perrier Group of America, Inc. (Coca Cola Co., Dasani, Pepsico, Aquifina, Arrowhead Mountain Spring Water, Poland Spring, Ozarka Spring Water, Zephyrhills Natural Spring Water, Deer Park, Great Bear and Mountain Ice) and Great Brands of Europe (Evian Natural Spring Water and Dannon Natural Spring Water). The Company also competes with numerous regional bottle water companies located in the United States and Canada.

We were the early leader in sales of portable bike, sport, and 16-oz. personal filter water bottles, all of which are covered by patents held by us. The category remains relatively new with the majority of growth expected by the Company over the next several years. The Innova portable personal water filter bottles were initially introduced by Richard Simmons under contract with GoodTimes Licensing and Entertainment. In the first year over 2,000,000 16-oz. personal water filter bottles and thousands of 30 oz. sport type bottles were sold.

Since then, Brita Products and others have entered this expanding new market category. The Company’s position in this market has been vigorously defended against competition attempting to enter this market. Innova has prevailed in litigation, protecting its patent position even against market leaders such as Brita. The strength of our intellectual property has caused most companies with potentially infringing products to withdraw from this market. However, many of the companies with whom we currently compete, or may compete in the future, have greater financial, technical, marketing, and sales resources, as well as greater name recognition than us. There can be no assurance that we will have the resources required to respond effectively to market or technological changes or to compete successfully in the future, although our existing and pending alliances provide certain advantages in these regards as does our patent position.

INTELLECTUAL PROPERTY

We have a strong intellectual property position. This position includes rights to numerous patents in the consumer product water treatment field with over 40 issued or pending patents which are specifically related to consumer water treatment products.

On July 30, 1999, Innova brought an action for infringement of Innova patent #5,609,759 against Safari Water Filtration Systems, Inc. d/b/a Safari Outdoor Products of Broom Field, Colorado. This case remains pending in Tampa Federal Court, Case No.99-1781-CIV-T-23F. See “Description of Business—Litigation”.

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

MANUFACTURING

Operations are centered in our facility in Clearwater, Florida, where historically the quality assurance, inspection, testing, assembly, packaging and shipping functions have been performed. Our products consist principally of: (1) one or more elements containing water treatment media or devices; and (2) injection molded plastic components, blow molded or injection molded containers which hold the water to be processed as well as to support and position the water filtration element. In addition, labels, bags, and a variety of boxes are also used to package various products. The filtration media consist of proprietary monolithic filter elements containing activated carbon with a plastic binder and one or more other compounds depending upon the use to which the filter is to be applied. The media elements are obtained from a variety of sources. Typically, each is procured under the terms of a confidentiality agreement and to our specifications.

We have a domestic filter element production capacity of over 9,000,000 units per year. This capacity may be increased should demand increase beyond the existing capacity. Two or more suppliers are available for most components. By so doing we have established a close working relationship with competent suppliers to assure price and quality competition and sufficient capacity to meet current and future requirements. All injection and bottle molds and tooling are owned by Innova and may be moved at Innova’s option. Even so there is no assurance, that such competitive pricing and production capacity will be available in the future.

Presently, two companies supply the blow-molded components. The bottles are secured from various companies, each somewhat of a specialty. Typically, we own the tooling to produce the blow molding components.

We have changed from principally manual assembly and packaging operations to mechanized operations. These operations include assembling; (1) the media elements into the housings; (2) the closure to the filter housings; (3) the top and valve components together; and (4) the variety of components into the bottle. Packaging consists of semi-automatic assembly of certain filters into hermetically sealed bags, date and lot stamping labels and shipping boxes.

We possess considerable in-house manufacturing know-how. The expertise spans from tool and mold design to automated dispensing and compacting of media, through inspection, assembly, and packaging. As such we act in an advisory capacity with many of our vendors, or specify the methodology to be used. This internal capability also keeps us from becoming a “hostage” to any supplier and permits us to make justified “make or buy” decisions based upon the true economic impact. This permits the Company to purchase high quality components at a competitive price while remaining independent.

All vendors operate under confidentiality agreements. Several organizations also support the Company in its product development program on an as needed basis. The Company has relied on a limited number of vendors to supply the components necessary for its products. A lack of necessary components at favorable prices would adversely affect us.

PRODUCT LIABILITY INSURANCE AND WARRANTIES

We maintain a $1,000,000 product liability insurance policy and a $2,000,000 umbrella excess liability policy. In the eighteen years in which we have produced and furnished products to the retail trade and consumers, both domestically and internationally, no product suits have been filed, nor consumer complaints received, which would lead to litigation.

We warrant to our strategic alliance partners that the products will be produced to mutually agreeable standards. Innova operates a formal quality control program monitoring through Acceptable/Acceptance Quality Level (AQL) standards, incoming components, in process parts, and completed units. Detail product specification sheets are in place as well as “Physical Proofs” which have been signed off and accepted by both parties. In case of a question, the “Proof’ samples are used for comparison purposes to determine acceptability.

EMPLOYEES

As of June 30, 2003, we had four full-time employees and two part-time employees. This includes its two executive officers, one administrative and clerical person, one part-time person who performs development, and one part-time person who provides accounting support. There is one manufacturing and production supervisor who is supplemented by as many as 15 contract employees, as required.

ITEM 2.	DESCRIPTION OF PROPERTY

We occupy approximately 6,400 feet of air-conditioned office, manufacturing and warehouse space located at 13130—56th Court, Suite 607-610, Clearwater, Florida 33760. The product development laboratory is also located in the building. The facilities are leased and a new one-year lease commenced April 1, 2003. The monthly rent payment for these facilities is approximately $3,500.

ITEM 3.	LEGAL PROCEEDINGS

Innova brought an action for infringement of Innova patent #5,609,759, Safari Water Filtration Systems, Inc. d/b/a Safari Outdoor Products of Broom Field, Colorado. This case is filed in Tampa Federal Court, Case No.99-1781-CIV-T-23A on August 4, 1999. The Company has claimed patent infringement of U.S. Patent 5,609,759 on the part of the defendants. Management believes we have a strong case, especially in light of the favorable outcome of the Brita, Aladdin and Seychelle patent infringement cases.

On January 24, 2000, Innova brought a patent infringement suit against the Brita Products Company of Oakland California. This case was pending in Tampa, Fl. Case No.8:00-157-CV-T23A claiming infringement of Innova patent #5,609,759. In the Brita suite Innova sought treble damages believing the infringement was willful. On February 26, 2001, the Company and Brita reached a settlement agreement on terms management feels are favorable to the Company, which includes quarterly royalty payments.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET PRICE OF THE REGISTRANT’S SECURITIES AND RELATED STOCKHOLDER MATTERS

Our Common Stock is traded in the over-the-counter market in the so called “pink sheets,” or on the “Electronic Bulletin Board” of the National Association of Securities Dealers, Inc. (the “NASD”) under the symbol “IPUR.” The transfer agent and registrar for the Common Stock is Continental Stock Transfer & Trust Company of New York. The following table sets forth, for the periods indicated, the high and low sales price for shares of the Common Stock as reported on the OTC.

	Sales Price
	High	Low
FISCAL YEAR ENDED JUNE 30, 2002
Fourth Quarter	0.340	0.110
Third Quarter	0.500	0.200
Second Quarter	1.170	0.200
First Quarter	0.360	0.150

FISCAL YEAR ENDED JUNE 30, 2003
Fourth Quarter	0.140	0.050
Third Quarter	0.090	0.050
Second Quarter	0.130	0.050
First Quarter	0.280	0.060

Our Common Stock is not listed on NASDAQ, but is traded in the over-the-counter market on the “Electronic Bulletin Board” of the National Association of Securities Dealers, Inc. (the “NASD”). Accordingly, an investor may find it more difficult to dispose of, or obtain accurate quotations as to the market value of the common stock. Further, in the absence of a security being quoted on NASDAQ, a market price of at least $5.00 per share or the Company having in excess of $2,000,000 in net tangible assets, trading in the Company’s securities may be covered by a Securities and Exchange Commission (“SEC”) rule that imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchasers’ written agreement to the transaction prior to the sale. Consequently, the rule affects the ability of broker-dealers to sell the Company’s securities and also may affect the ability of shareholders to sell their securities in the secondary market.

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

As a result of the aforesaid rules regulating penny stocks, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of shareholders to sell their securities in the secondary market

Recent SEC and NASD revisions and interpretations of Rule 15c2-11 require us to maintain our status as a reporting company under Section 12(q) of the Securities Exchange Act of 1934. Our failure to timely file annual, quarterly or other reports may affect our ability to maintain listing in the OTC “Electronic Bulletin Board”.

We have not paid any cash dividends on our common or preferred stock and do not anticipate paying any such cash dividends in the foreseeable future. Earnings, if any, will be retained to finance future growth. We may issue shares of our common stock and preferred stock in private or public offerings to obtain financing, capital or to acquire other businesses that can improve our performance and growth. Issuance and or sales of substantial amounts of common stock could adversely affect prevailing market prices in our common stock.

As of June 30, 2003, and there were approximately 400 beneficial owners of our common stock with 12,203,850 shares issued and 12,173,765 shares outstanding.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

IMPORTANT NOTE ABOUT FORWARD-LOOKING STATEMENTS

The following discussion and analysis should be read in conjunction with our audited financial statements as of June 30, 2003 and the notes thereto, all of which financial statements are included elsewhere in this form 10-KSB. In addition to historical information, the following discussion and other parts of this Form 10-KSB contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to factors discussed under “Business” and elsewhere in this Form 10-KSB.

The statements that are not historical constitute “forward-looking statements”. Said forward-looking statements involve risks and uncertainties that may cause the actual results, performance or achievements of Innova to be materially different from any future results, performance or achievements, express or implied by such forward-looking statements. These forward-looking statements are identified by their use of such terms and phrases as “expects”,

“intends”, “goals”, “estimates”, “projects”, “plans”, “anticipates”, “should”, “future”, “believes”, and “scheduled”.

The variables which may cause differences include, but are not limited to, the following: general economic and business conditions; competition; success of operating initiatives; ability to protect our patents and intellectual property; success of our joint venture and strategic alliance efforts; market acceptance of our water purification products; operating costs; advertising and promotional efforts; the existence or absence of adverse publicity; changes in business strategy or development plans; the ability to retain management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; labor and employment benefit costs; availability and costs of raw materials and supplies; and changes in, or failure to comply with various government regulations. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Form 10-KSB will prove to be accurate.

In light of the significant uncertainties inherent in the forward-looking statements included herein the inclusion of such information should not be regarded as a representation by the Company or any person that the objectives and expectations of the Company will be achieved.

SELECTED FINANCIAL DATA

The following financial data is derived from and should be read in conjunction with the “Consolidated Financial Statements and notes thereto. Information concerning significant trends in the financial condition and results of operations is contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SELECTED SUMMARY INCOME STATEMENT DATA

	Year Ended June 30
	2003	2002
Total sales revenue	$608,000	$585,300
Net loss	$(579,900)	$(767,700)
Loss per common share—basic	$(.05)	$(.07)
Shares used in per share computation	11,129,290	10,452,570
Loss per common share—assuming dilution	$(.05)	$(.07)
Shares used in diluted computation	11,129,290	10,452,570

SELECTED SUMMARY BALANCE SHEET DATA

June 30, 2003
Total assets	$523,100
Working capital deficit	$(324,500)
Long-term debt	$265,000
Stockholders’ deficit	$(264,000)

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The following discussion and analysis is based upon our financial statements, which have been prepared in accordance with accounting principles general accepted in the United States of America. The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of revenues and expenses, and assets and liabilities during the periods reported. Estimates are used when accounting for certain items such as revenues, allowances for returns, doubtful accounts, employee compensation programs, depreciation and amortization periods, taxes, inventory values, insurance programs, goodwill, other intangible assets and long-lived assets. We base our estimates on historical experience, where applicable, and other assumptions that we believe are reasonable under the circumstances. Actual results may differ from our estimates under different assumptions or conditions.

We believe that the following critical policies affect our more significant judgments and estimates used in preparation of our consolidated financial statements. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We base our estimates on the aging of our accounts receivable balances and our historical write-off experience, net of recoveries. If the financial condition of our customers were to deteriorate, additional allowances may be required.

We value our inventories at the lower of cost or market. We write down inventory balances for estimated obsolescence or unmarketable inventory equal to the difference between the cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

We amortize patent application costs, which includes litigation defense costs over a five (5) year period. As noted under the Section “Executive Compensation-Options” we have changed the accounting treatment for a no interest loan and related options to reflect the value of such options as interest expense.

Goodwill is reviewed for possible impairment at least annual or more frequently upon the occurrence of an event or when circumstances indicate that the Company’s carrying amount is greater than the fair value. The Company adopted the provisions of a Statement of Financial Accounting (SFAS) No. 142, “Goodwill and Other Intangible Assets” (SFAS 142) as of January 1, 2002. In accordance with SFAS 142, Innova examined goodwill for impairment and determined that SFAS 142 will not impact our financial statements.

See also Footnote 3—Significant Accounting Policies in the Financial Statement.

RESULTS OF OPERATIONS

Net Sales

Net sales for the twelve-month period ended June 30, 2003 were $608,000, an increase of 4 percent from the $585,300 of net sales for the comparable period in 2002. This increase was due to increased sales to new trading partners CamelBak and Nikken Global, partially offset by a decrease in sales to Sawyer products. For the fiscal year ended June 30, 2003, shipments to CamelBak and Nikken, Inc. amounted to 20% and 42% of sales, respectively.

Cost of Sales

For the year ended June 30, 2003, the cost of sales decreased to $343,400 from the $403,600 of cost of sales for the year ended June 30, 2002. This decrease is mainly due to the decrease in labor costs. In addition, in fiscal 2002, we included a charge of $14,400 for obsolete inventory.

Gross profit margin increased 13 percent for the year ended June 30, 2003, to 44 percent from an overall gross profit margin of 31 percent for the year ended June 30, 2002. This is principally attributable to the lower labor costs during the year ended June 30, 2003 and the obsolete inventory that was written off during the year ended June 30, 2002.

Operating Expense

Operating expenses for the year ended June 30, 2003 were $858,100, or 141 percent of net sales. For the comparable period in 2002, operating costs amounted to $1,039,700, or 178 percent of net sales. The decrease in operating expenses is principally due to a reduction in personnel and non-essential expenditures. Also, we reduced the amount of expenditures for research and development.

Other Income and Expense

For the year ended June 30, 2003, net interest expense amounted to $56,500 as compared to net interest income of $300 for the year ended June 30, 2002. This change is due to the interest on a note payable during the year ended June 30, 2003 and the Company recording $45,000 as interest expense through the amortization of the discount on the $400,000 note payable. The discount on the note payable originated through a reconsideration of the relationship between an individual receiving options for marketing services and the relationship between the entity that advanced us the $400,000. Originally the individual was treated as an employee and no imputed expense was recognized. Upon closer review, Innova recognized the relationship between this individual and the entity that advanced us the $400,000 interest free loan. Accordingly, the fair market value of these options is treated as a discount.

Royalty income for the year ended June 30, 2003 of $45,100 was due to royalties received from Brita Products for the licensing of the Company’s technology. Royalty income for the year ended June 30, 2002 of $91,600 was also due to the licensing of the Company’s technology to Brita Products and Seychelle Environmental.

Other income for the year ended June 30, 2003 of $25,000 was realized revenue for the fiscal year from the exclusive licensing agreement payment received from Camelbak. There was no income received and classified as other income for the year ended June 30, 2002.

Income Taxes

Due to the Company’s history of operating losses, management has established a valuation allowance in the full amount of the deferred tax assets arising from these losses, as management believes it is more likely than not that the Company will not generate sufficient taxable income within the appropriate period to offset these operating loss carry forwards.

Net Loss

Net loss for the year ended June 30, 2003 amounted to $579,900, as compared to net loss of $767,700 for the comparable period in 2002. The decrease in net loss is primarily a result of the cost cutting measures by management.

Loss Per Share

For the year ended June 30, 2003, basic and diluted loss per share amounted to $(.05). For the comparable period in 2002, basic and diluted loss per share amounted to $(.07). The decrease in loss per share is due to the decrease in net loss between the comparable periods.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

For the year ended June 30, 2003, net cash provided by operating activities amounted to $33,700, as compared to the $360,700 used by operating activities for the comparable period in 2002. This change is primarily due to the compensation paid in stock for services rendered.

Investment Activities

The Company’s investment activities include equipment sales and purchases, and patent acquisition and defense.

Net cash used by investing activities for the year ended June 30, 2003 was approximately $27,400, as compared to net cash used by investing activities of approximately $42,400 for the comparable period in 2002. The decrease in cash expended for investing activities is due primarily to a decrease in expenditures on new equipment acquisitions partially offset by an increase in expenditures on new patent acquisitions.

Financing Activities

The Company had no financing activities for the year ended June 30, 2003, as compared to net cash provided by financing activities of approximately $397,700 for the year ended June 30, 2002. This change resulted primarily from funding received from a financing agreement for a $400,000, five-year loan at zero percent financing, ballooning in five years.

During the year ended, June 30, 2003, the Company recognized that the issuance of 1,200,000 options was partially based upon the relationship between the individual and the entity that advanced the Company $400,000 on an interest-free loan and will no longer consider the individual an employee. Therefore, the Company will treat the fair value of these options, $180,000, as prepaid interest to be amortized over the term of the note.

LIQUIDITY AND CAPITAL RESOURCES

As shown in the accompanying financial statements, we incurred a net loss of $579,900 during the year ended June 30, 2003 and as of that date, our current liabilities exceeded our current assets by $324,500. Therefore, our ability to continue as a going concern is uncertain. We expect to incur significant losses in the future. As a result, we will need to generate significant revenues to achieve profitability and may never achieve profitability.

Although we continue to maintain our efforts to conserve cash, such efforts will not make us a viable business entity, and without significant additional revenues we may not be able to stay in business. Our two executive officers have agreed to defer a substantial portion of their compensation and royalties and to accept our securities in lieu of such cash compensation. There is no assurance that our executives will continue to accept our securities in lieu of compensation.

We continue to explore the possibility of outsourcing some of our production and support tasks that are currently being done in-house in order to reduce such costs. However, until we have sufficient volume to support significant outsourcing, we are not in a position to outsource production to save costs.

We have not been successful in attracting outside capital. Although we continue to pursue various opportunities, we cannot assure you that we would be able to raise any outside capital or that such funds will be available to us on favorable terms. If we raise additional funds through the issuance of our equity or debt securities, such securities may have rights, preferences or privileges senior to those of the rights of our common stock and our stockholders may experience substantial dilution.

As of June 30, 2003, we had past due invoices totaling approximately $49,300 with our major bottle supplier and molded parts supplier. Each of these suppliers have agreed to accept minimum weekly payments of $1,000 (minimum of $8,000 collectively per month) to satisfy these unpaid obligations. To date we have not experienced any difficulty in securing the necessary raw materials from these or other vendors. However, if we fail to maintain these weekly payments or if our vendors require satisfaction of outstanding obligations to fulfill new orders our operations could be adversely affected.

We are in continuous discussions with new prospective strategic alliance partners. Unfortunately, we have not secured any new significant strategic alliances in fiscal 2003 and there is no assurance we will enter into any new alliances in fiscal 2004. To date, our arrangements with CamelBak, Sawyer Products and Nikken have not generated significant revenues and it does not appear these alliances will result in significant revenues for fiscal 2004. We continue to have discussions with other businesses regarding merging a private company into Innova that has a complimentary business or product lines. We have not been able to finalize the terms of any proposed acquisitions. We will continue to explore this possibility in fiscal 2004.

Our principal capital and liquidity needs historical have related to the acquisition, procurement and manufacturing of component parts relating to our water filtration products, sales and marketing activities, the development of manufacturing infrastructure, litigation costs associated with patent protection, and compensation to our executive officers. Because we have not had sufficient capital resources, we may have to substantially scale back research and development efforts, marketing and improvement of our manufacturing infrastructure. Unfortunately, we do not believe that we are in position to substantially decrease our capital and liquidity requirements through additional cost cutting efforts. Thus, there is no assurance that we will be able to stay in business. If we are not able to attract additional capital or generate significant revenues through our existing or new strategic alliances, it does not make sense for us to continue our status as a reporting issuer under Section 12(g) of the Securities Exchange Act of 1934, as amended. As such, management may be required to deregister in fiscal year ending June 30, 2004 as it will be unable to absorb and pay for the costs of maintaining its status as a reporting issuer under the 1934 Act.

INFLATION

We believe that the impact of inflation and changing prices on our operations since the commencement of our operations has been negligible.

SEASONALITY

Innova does not deem its revenues to be seasonal.

ITEM 7.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is presented at page F-1.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 8A.	CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of June 30, 2003. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to Innova Pure Water, Inc., including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

(b)	Changes in internal controls over financial reporting.

In addition, there were no significant changes in our internal control over financial reporting that could significantly affect these controls during fiscal year ended June 30, 2003. We have not identified any significant deficiency or materials weaknesses in our internal controls, and therefore there were no corrective actions taken.

PART III

ITEM 9.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth certain information with respect to each person who is a director or an executive officer of the Company as of June 30, 2003.

Name	Age	Position
John E. Nohren, Jr.	72	Chairman of the Board, Chief Financial Officer, Director

Rose C. Smith	52	President, Chief Executive Officer, Director
John T. Smith	47	Vice President-Manufacturing
Peter Christensen	53	Director
Andrew Greenberg	48	Director
Emanuel Mersis	59	Director

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

BOARD OF DIRECTORS

The Company’s Bylaws fix the size of the Board of Directors at no fewer than one and no more than nine members, to be elected annually by a plurality of the votes cast by the holders of Common Stock, and to serve until the next annual meeting of stockholders and until their successors have been elected or until their earlier resignation or removal. During fiscal year ended June 30, 2003, Frank Legnaioli and Mort Langer resigned as directors due to other personal and business obligations. We currently have five (5) directors, three (3) of which are outside directors.

A director who is an employee receives no additional compensation for services as director or for attendance at or participation in meetings except reimbursement of out-of-pocket expenses. An outside director is reimbursed for out-of-pocket expenditures incurred in attending or otherwise participating in meetings. Upon agreeing to a service director each director is issued options to acquire 15,000 shares of our common stock at an exercise price of 25 cents. We have no other arrangements regarding compensation for services as a director.

Due to the small size of our Company and the fact that we have only four directors we have not established an audit committee, compensation committee or nominating committee. Our full Board of Directors performs all functions such committees would otherwise perform. During fiscal year ended 2003 our Board of Directors held two meetings at which all directors were present either personally or telephonically.

ITEM 10.	EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The following table shows the compensation paid or accrued by the Company for the fiscal years ended June 30, 2003 and June 30, 2002 to or for the account of the Rose Smith, President and Chief Executive Officer and John E. Nohren, Jr., Chairman of the Board. No other executive officer or director of the Company received benefits or an annual salary and bonus in excess of $100,000 or more during the stated period. Accordingly, the summary compensation table does not include compensation of other executive officers.

SUMMARY COMPENSATION TABLE

ANNUAL COMPENSATION				LONG-TERM COMPENSATION AWARDS
Name & Principal Position	Salary Received In Cash Or Deferred ($)(1)	Bonus ($)(2)	Other Annual Compensation ($)(3)	Restricted Stock Award(s) (#)(4)	OPTIONS/ SARS (#)(5)	LTIP Payouts ($)	All Other Compensation Received in Cash or Deferred ($)(1)
Fiscal 2003
John E. Nohren, Jr. Chairman, CFO, BOD	—	$30,000	$39,600	763,000	1,270,000	—	$63,700
Rose Smith President and CEO	$67,400	—	$1,100	743,000	1,250,000	—
Fiscal 2002
John E. Nohren, Jr. Chairman, CFO, BOD	—	—	$39,400	—	—	—	$110,000
Rose Smith President and CEO	$110,000	$11,600	$1,100	—	—	—

(1)	Represents actual cash compensation received as salary for Ms. Smith or royalty payments for Mr. Nohren, as well as deferred compensation payable to them which was expensed during the respective fiscal year.
(2)	Mr. Nohren was awarded a $30,000 bonus for services by the Board of Directors during the fiscal year ended June 30, 2003. Ms. Smith’s employment agreement included a 2% bonus on sales for part of the fiscal year ended June 30, 2002.
(3)	Represents premium payments for life insurance and automobile lease payments for Mr. Nohren. Represents life insurance premiums for Mrs. Smith.
(4)	Represents number of shares issued to the record executive officer in lieu of cash compensation. See “Employment and Other Agreements.”
(5)	Represents options exercisable at $.12 issued in granted to the officers by the Board of directors for continued service and loyalty to the Company, and other considerations. See “Employment and Other Agreements.”

EMPLOYMENT AND OTHER AGREEMENTS

We were party to an employment agreement with Rose C. Smith effective June 30,1997, which provided for her employment as President and Chief Executive Officer for a five year term ending June 29, 2002. Under the agreement Ms. Smith received a base salary of $150,000 per year. Ms. Smith also was entitled to receive a bonus of two percent of net sales of the Company adjusted by the annual gross margin achieved by the Company. The agreement contained a restrictive covenant not to compete for the term of the agreement and for five years following termination of service. The agreement provided for severance payments equal to 200% of the annual base compensation due under the Agreement in the event there is a “change of control” of the Company, as defined therein, and she is subsequently terminated without cause. For the fiscal year ending June 30, 2002 and 2001, Ms. Smith voluntarily reduced her base salary to $110,000 per year.

Due to the financial constraints and limited cash resources available to the Company, we had an accrued obligation due Ms. Smith of $50,000 for unpaid salary for fiscal year ended 2002. Ms. Smith forgave this $50,000 debt during the fiscal year ended June 30, 2002. On October 9, 2002, the Board of Directors granted Ms. Smith options to acquire 1,250,000 of our common stock exercisable at $0.12 per share with a ten (10) year term. These options were granted to her for her continuing service and loyalty to the Company as well as her agreeing to a reduction in her annual salary and debt forgiveness in prior years. The exercise price of $0.12 per share was based upon the value of our common shares as quoted on the OTC:BB as of June 30, 2002. The number of options equaled three times the number of shares that would have otherwise been issued to Ms. Smith if she had elected to receive shares as opposed to options to satisfy the unpaid compensation at a $0.12 per share valuation. We believe that this valuation technique is fair and consistent with independent valuation models employed by other companies.

The employment agreement with Ms. Smith was extended until June 30, 2003 at a $110,000 annual base salary. The Company and Ms. Smith agreed that one-half of her base salary could be paid in shares of the Company’s common stock. The Company has elected to remunerate part of Ms. Smith 2003 compensation, approximately $51,100, in shares of the Company’s common stock. The number of shares issued to Ms. Smith is based upon the closing price of the Company’s common stock as of the end of each month. Accordingly, the Company is obligated to issue Ms. Smith 742,763 of its common stock for compensation expense relating to fiscal year ended June 30, 2003. At the end of the fiscal year ended June 30, 2003, total deferred compensation still payable to her totaled $146,500. This deferred compensation had been expensed in the current reporting and prior fiscal years

Due to the continuing financial constraints and limited cash resources, we anticipate entering into a similar arrangement with Ms. Smith for fiscal year ended June 30, 2004. However, we have not entered into a definitive agreement with Ms. Smith, and we are uncertain whether such compensation arrangements are acceptable to her. The loss of the services of Ms. Smith, due to our inability to enter into an acceptable employment agreement, would have an adverse impact upon us.

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

The royalty agreement with Mr. Nohren was amended during the fiscal year ended June 30, 2002 to increase Mr. Nohren’s minimum royalties to $110,000 per year. All other terms of the agreement remained the same. The royalty agreement with Mr. Nohren was to expire on June 30, 2002 but has been extended for one year until a new agreement can be finalized by the parties. At the end of fiscal year 2002 Mr. Nohren was unpaid $50,800 of his royalty due. Mr. Nohren forgave this $50,000 debt during the fiscal year ended June 30, 2002. On October 9, 2002, the Board of Directors granted Mr. Nohren options to acquire 1,270,000 of our common stock exercisable at $0.12 per share with a ten (10) year term. These options were granted to him for his continuing service and loyalty to the Company as well as his agreeing to defer some of the royalty payments that were due him and debt forgiveness in prior years. We employed the same valuation techniques for Mr. Nohren’s options as we did for Ms. Smith’s options as described above.

The agreement was further extended through fiscal year 2003, under which he would receive an annual royalty of $110,000, with the proviso that if the company was not financially able to pay the royalty, fifty percent would be paid in stock. Due to financial constraints and limited cash resources we elected to remunerate part of Mr. Nohren’s annual royalty with shares of our common stock valued as of the closing price of our shares on the OTC:BB on the last day of each month. Based upon this valuation methodology, we are obligated to issue Mr. Nohren 762,544 of our common stock for $55,600 of unpaid royalties.

In addition, during the fiscal year ended June 30, 2003, the Board of Directors awarded Mr. Nohren a $30,000 bonus in recognition of his innovative services to the Company over the years. This bonus did not require the distribution of cash to Mr. Nohren during the current reporting fiscal year, but rather involved the expensing of amounts recorded as an account receivable due from him on the Company’s books. This receivable was for a cash disbursement made to him in a prior year and that was deemed personal in nature. At the end of the fiscal year ended June 30, 2003, total deferred royalties still payable to Mr. Nohren totaled $13,400. These deferred royalties have been expensed in the current reporting fiscal year

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES

The information provided in the table below provides information with respect to each exercise of stock options during fiscal 2003 and fiscal 2002 by each of the executive officers named in the summary compensation table and the fiscal year end value of unexercised options.

(a) Name	(b) Shares Acquired/ Exercised	(c) Value Realized ($)(1)	(d) Number of Unexercised Options Issued During FY-End Exercisable on or after July 1, 2002 or July 1, 2003		(e) Value of Unexercised In- the Money Options at FY- End ($) Exercisable on or after July 1, 2002 or July 1, 2003 (1)
Fiscal 2003
John E. Nohren, Jr.	—	—	1,270,000	(2)	0
Rose Smith	—	—	1,250,000	(2)	0
Fiscal 2002
John E. Nohren, Jr.	—	—	—		0
Rose Smith	—	—	—		0

(1)	The aggregate dollar values in column (c) and (e) are calculated by determining the difference between the fair market value of the Common Stock underlying the options and the exercise price of the options at exercise or fiscal year end, respectively. In calculating the dollar value realized upon exercise, the value of any payment of the exercise price is not included.
(2)	These options were granted for continued services and loyalty to the Company, and other considerations, and were approved by the Board of Directors and issued on October 9, 2002 . These options are exercisable at $0.12 through October 9, 2012. See “Employment Agreements and Other Arrangements” for more detailed description.

STOCK OPTIONS

The Company had in effect a stock option plan, which authorizes the grant of incentive stock options under Section 422 of the Internal Revenue Code (the “1996 Plan”). The Plan was adopted in 1996. A total of 750,000 shares had been reserved under the Plan. As of June 30, 2003, options to purchase a total of approximately 584,600 shares at $.50 a share were outstanding under the 1996 Plan. The 1996 Plan provided that (a) the exercise price of options granted under the Plan shall not be less than the fair market value of the shares on the date on which the option is granted unless an employee, immediately before the grant, owns more than 10% of the total combined voting power of all classes of stock of the Company or any subsidiaries, whereupon the exercise price shall be at least 110% of the fair market value of the shares on the date on which the option is granted; (b) the term of the option may not exceed ten years and may not exceed five years if the employee owns more than 10% of the total combined voting power of all classes of stock of the Company or any subsidiaries immediately before the grant; (c) the shares of stock may not be disposed of for a period of two years from the date of grant of the option and for a period of one year after the transfer of such shares to the employee; and (d) at all time from the date of grant of the option and ending on the date three months before the date of the exercise, the employee shall be employed by Company, or a subsidiary of the Company, unless employment is terminated because of disability, in which cased such disabled employee shall be employed from date of grant to a year preceding the date of exercise, or unless such employment is terminated due to death.

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

As of June 30, 2003, options to purchase a total of approximately 100,000 shares with an exercise price of $.50 per share were outstanding under the 1999 Plan. These options are exercisable at any time and expire in April 2009.

During the year ended June 30, 2002, the Company’s 1999 Stock Option Plan was amended to allow the remaining options to be granted at an option price not less than the greater of $.25 per share or 100 percent of the fair market value of the underlying stock on the date of the grant. During the year ended June 30, 2002, an additional 755,000 stock options at $.25 per share were granted under the 1999 Stock Option Plan. At June 30, 2003, 725,000 of these options are outstanding and are exercisable anytime through August 31, 2006.

There are an additional 300,000 other options and warrants outstanding and exercisable as of June 30, 2003. The exercise price of these options and warrants is $.50 per share and the exercise price was determined to be greater than the fair market value as of the date of issuance. These options and warrants have expiration dates between August 2003 and June 2004.

During the year ended June 30, 2002, the expiration date on 100,000 stock options previously issued to a director of the Company for consulting services was extended to June 30, 2003. These options have an exercise price of $.50 per share and have been forfeited during the year ended June 30, 2003.

On March 26, 2002, the Company entered into an agreement with an individual to provide marketing activities to the Company. In exchange for these services, this individual was granted 1.2 million options as compensation. These options are immediately exercisable, expire in five years, with the following terms:

400,000 warrants may be converted into 400,000 shares of Innova stock at $.50

400,000 warrants may be converted into 400,000 shares of Innova stock at $.75

400,000 warrants may be converted into 400,000 shares of Innova stock at $1.00

Originally, we treated this individual as an employee at will under Florida law. This individual is related to the funding source of a $400,000 interest free loan we received as part of an overall transaction between this individual and his affiliated entity. Because this individual was originally treated as an employee, no compensation expense or imputed expense was recorded during fiscal year ended June 30, 2002 relating to this transaction. As a result of comments from the staff of the Securities and Exchange Commission, Innova has reconsidered the accounting treatment for this transaction. Although we believe there is a reasonable basis to treat this individual as an employee, Innova recognizes the relationship between this individual and the entity that advanced us $400,000 on an interest free loan. Accordingly, we will treat the fair market value of these options as prepaid interest at the time of the transaction amortizing this amount over the term of the loan. This results in a $9,000 adjustment to interest expense for fiscal year ended June 30, 2002, which is reflected in this year’s financial statements. The interest expense adjustment relating to this transaction is $36,000 for fiscal year ended June 30, 2003. Over the five (5) year life of this loan we will amortize $180,000 of interest at approximately $36,000 per year.

The following table sets forth information with respect to our common stock that may be issued upon the exercise of outstanding options, warrants, and rights to purchase shares of our common stock as of June 30, 2003.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Stockholders	-0-	N/A	N/A
Equity Compensation Plans Not Approved by Stockholders	2,595,000	$.19	995,000
Total

During the year ended June 30, 2003, the Company issued 2,520,000 options exercisable over 10 years, to two officers of the Company at an exercise price of $.12 per share. These options were granted for their continuing services and loyalty to the Company as well as their agreement to reduce or defer their compensation and debt forgiveness in prior years.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to the beneficial ownership of shares of Company Common Stock owned as of June 30, 2003 beneficially by (i) each person who beneficially owns more than 5% of the outstanding Company Common Stock, (ii) each director of the Company, (iii) the Chairman and Treasurer, and the President and Chief Executive Officer of the Company (the only executive officers of the Company whose cash and non-cash compensation for services rendered to the Company for the year ended June 30, 2003, exceeded $100,000) and (iv) directors and executive officers of the Company as a group:

Name of Beneficial Owner (3)	Amount and Nature of Beneficial Ownership (1)	Percent of Class (2)
John E. Nohren, Jr. and Francis Weaver Nohren (4)(5)	4,548,093	26.7
Rose C. Smith (6)	2,622,613	15.4
Peter Christensen (8)	624,500	3.7
Joe Cayre (7)	1,350,000	7.9
Andrew Greenberg (8)	167,000	0.1
Emanuel Mersis (8)	87,809	0.1
All directors and executive officers As a group (9 persons)	5,013,208	29.5

(1)	Represents sole voting and investment power unless otherwise indicated.
(2)	Based on approximately 12,203,580 shares of Company Common Stock outstanding as of June 30, 2003 plus, as to each person listed, that portion of the unissued shares of Company Common Stock subject to outstanding options which may be exercised by such person, and as to all directors and executive officers as a group, unissued shares of Company Common Stock as to which the members of such group have the right to acquire beneficial ownership upon the exercise of stock options within the next 60 days, or 17,018,765 shares.
(3)	The address of each individual is in care of the Company.
(4)	May be deemed to be a “founder” of the Company for the purpose of the Securities Act.
(5)	Represents aggregate shares held between Mr. Nohren individually, his wife individually and shares held in joint tenancy. Includes options to acquire 215,000 shares of Common Stock exercisable at $.25 held by Mr. Nohren. Also includes options to acquire 1,270,000 shares of Common Stock exercisable at $.12 held by Mr. Nohren.
(6)	54,350 of the shares of common stock as set forth above are owned by Elliot Smith, husband of Rose C. Smith, President and Chief Executive Officer of the Company. Includes 215,000 shares underlying options issued to Ms. Smith with an exercise price of $.25. Also includes options to acquire 1,250,000 shares of Common Stock exercisable at $.12 held by Ms. Smith.
(7)	Represents shares held directly and indirectly by Joe Cayre and his family pursuant to an agreement reached between the Company and the Good Times family of companies.
(8)	Includes options to acquire 15,000 shares of Common Stock at an exercise price of $.25 conditioned upon continued service as an outside director.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

In fiscal 2003 we issued options to acquire 1,270,000 and 1,250,000 shares of our common stock to Mr. Nohren and Ms. Smith for continued service and loyalty to the Company as well as their agreement to reduce or defer their compensation and debt forgiveness in prior years. These options are exercisable at $.12 and expire in 2012. In fiscal 2003 we issued 763,000 and 743,000 shares of our common stock to Mr. Nohren and Ms. Smith respectively for unpaid compensation obligations. See “Executive Compensation.”

The agreement also contains standard representations, warranties and indemnification provisions relating to default procedures, product standards, delivery schedules and protection of intellectual property rights.

ITEM 13.	EXHIBITS, LISTS AND REPORTS ON FORM 8-K

(a) Exhibits.

Number	Title of Document	Location
3(a)	Articles of Incorporation, as amended (1)
3(b)	Bylaws (1)
4(a)	Specimen Certificate (1)
4(b)	1996 Incentive Stock Option Plan (1)
4(c)	1999 Incentive Stock Option Plan (1)
10(a)	[Reserved]
10(b)	Agreement with Rubbermaid Incorporated dated July 21, 1998 (1)
10(c)	[Reserved]
10(d)	Stock Purchase/Warrant Exchange Agreement with GoodTimes Entertainment, Inc. dated October 11, 1997 (1)
10(e)	Employment Agreement with Rose C. Smith dated June 30, 1997 (1)
10(f)	Royalty Agreement with John E. Nohren, Jr. dated June 30, 1997 (1)
10(g)	License Agreement with A. C. International dated May 21, 1998 (1)
10(h)	Supply and Distribution Agreement with Bowline Family Products, Inc. Dated September 26, 1997 (1)
10(i)	[Reserved]
10(j)	Purchase and Supply Agreement with Rose Group dated January 22, 1997 (terminated) (1)
10(k)	Real Estate Lease with Carr Rubin Associates dated January 21, 1998 (1)
10(l)	Stock Option Agreement with Rose Smith for unpaid 2002 salary (2)
10(m)	Stock Option Agreement with Jack Nohren for 2002 unpaid royalties (2)
10(n)	Letter Agreement between the Company and Rose Smith regarding fiscal 2003 compensation arrangement (2)
10(o)	Letter Agreement between the Company and Jack Nohren regarding fiscal 2003 royalty arrangement (2)
10(p)	Agreement by and between Sawyer Products, Curt Avery and the Company regarding $400,000 loan and issuance of 1,2000 Warrants (2)
10(q)	Distribution Agreement with CamelBak Products (2)
31.1

Certification of the Chief Executive Officer, dated October 8, 2003

(This certification required as Exhibit 31 under Item 601(a) of Regulation S-K is filed as Exhibit 99.1 pursuant to SEC interim filing guidance.) (2)

31.2

Certification of the Chief Financial Officer, dated October 8, 2003

(This certification required as Exhibit 31 under Item 601(a) of Regulation S-K is filed as Exhibit 99.2 pursuant to SEC interim filing guidance.) (2)

32

Written Statements of the Chief Executive Officer and Chief Financial Officer, dated October 8, 2003

(This certification required as Exhibit 32 under Item 601(a) of Regulation S-K is furnished in accordance with Item 601(b)(32)(iii) of Regulation S-K as Exhibit 99.3 pursuant to SEC interim filing guidance.) (2)

(1)	All of the items below are incorporated by reference to the Company’s Registration Statement on Form 10SB (SEC File No. 000-14988).
(2)	The Exhibits Filed herewith

(b) Reports on Form 8-K

None

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

COMPENSATION OF AUDITORS

Pender, Newkirk and Company billed the Company an aggregate of $34,257 and $37,960 in fees and expenses for professional services rendered in connection with the audit of the Company’s financial statements for the fiscal year ended June 30, 2003 and 2002 respectively and the reviews of the financial statements included in each of the Company’s Quarterly Reports on Form 10-Q during the fiscal years ended June 30, 2003 and 2002

Financial Information Systems Design and Implementation Fees. Pender, Newkirk and Company did not provide the Company any professional services for financial information systems design or implementation for the fiscal years ended June 30, 2003 and 2002.

All Other Fees. Pender, Newkirk and Company billed the Company an aggregate of $2,000 and $5,127 in fees and expenses during the years ended June 30, 2003 and 2002, respectively, primarily for the following professional services:

	2003		2002
Audit related services	$		-0-
Taxes		$2,000	$5,127
Other	$		-0-

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOVA PURE WATER, INC

Dated: October 8, 2003	By:	/s/ Rose C. Smith
Rose C. Smith
President, Chief Executive Officer,
Director

Dated: October 8, 2003	By:	/s/ John E. Nohren, Jr.
John E. Nohren, Jr.
Chairman of the Board of Directors,
Chief Financial Officer, Principal
Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: October 8, 2003	By:	/s/ John E. Nohren, Jr.
John E. Nohren, Jr.
Chairman of the Board of Directors,
Chief Financial Officer, Principal
Accounting Officer

Dated: October 8, 2003	By:	/s/ Rose C. Smith
Rose C. Smith
President, Chief Executive Officer,
Director

Dated: October 8, 2003	By:	/s/ Emanuel Mersis
Emanuel Mersis, Director

Financial Statements

Years Ended June 30, 2003 and 2002

Independent Auditors’ Report

Board of Directors

Innova Pure Water, Inc.

Clearwater, Florida

We have audited the accompanying balance sheet of Innova Pure Water, Inc. as of June 30, 2003 and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years ended June 30, 2003 and 2002. These financial statements are the responsibility of the management of Innova Pure Water, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Innova Pure Water, Inc. as of June 30, 2003 and the results of its operations and its cash flows for the years ended June 30, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has negative working capital of $324,500, a net loss of approximately $579,900 as of and for the year ended June 30, 2003 and has incurred substantial net losses in the previous years resulting in an accumulated deficit of approximately $8,844,500. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Pender Newkirk & Company

Certified Public Accountants

Tampa, Florida

August 20, 2003

Innova Pure Water, Inc.

Balance Sheet

June 30, 2003

Assets
Current assets:
Cash	$48,800
Accounts receivable, trade, net of allowance for doubtful accounts of $2,000	20,700
Other receivables	10,100
Inventories	108,900
Prepaid expenses	9,100

Total current assets	197,600

Property and equipment, net	42,100

Other assets:
Patents, net of accumulated amortization of $435,700	277,600
Other receivables, related party, net of allowance for doubtful accounts of $18,000	100
Other	5,700

Total other assets	283,400

$523,100

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable, trade	$238,700
Accrued expenses	51,800
Deferred compensation	159,900
Deferred revenue	71,700

Total current liabilities	522,100

Long-term liabilities:
Note Payable net of unamortized discount of $135,000	265,000

Stockholders’ equity (deficit):
Preferred stock; $.001 par value; 2,000,000 shares authorized; 0 shares issued and outstanding
Common stock; $.0001 par value; 50,000,000 shares authorized; 12,203,850 shares issued and 12,173,765 shares outstanding	1,200
Capital in excess of par value	8,592,700
Accumulated deficit	(8,844,500)

(250,600)
Treasury stock, at cost; 30,085 shares	(13,400)

Total stockholders’ deficit	(264,000)

$523,100

The accompanying notes are an integral part of the financial statements.

Innova Pure Water, Inc.

Statements of Operations

	Year Ended June 30,
	2003	2002
Sales	$608,000	585,300

Cost of sales	343,400	403,600

Gross profit	264,600	181,700

Operating expenses:
Selling expenses	1,700	21,700
General and administrative expenses	764,100	906,700
Research and product development	92,300	111,300

	858,100	1,039,700

Net loss from operations	(593,500)	(858,000)

Other (income) expenses:
Interest	56,500	300
Loss on disposal of fixed assets		1,000
Royalties and other income	(70,100)	(91,600)

	(13,600)	(90,300)

Net loss	$(579,900)	$(767,700)

Loss earnings per common share	$(.05)	$(.07)

Weighted average number of common shares outstanding	11,129,290	10,452,570

The accompanying notes are an integral part of the financial statements.

Innova Pure Water, Inc.

Statements of Changes in Stockholders’ Equity (Deficit)

Years Ended June 30, 2003 and 2002

	Common Stock		Capital In Excess Of Par Value	Accumulated Deficit	Treasury Stock
	Shares	Amount
Balance, June 30, 2001	10,498,543	$1,000	$8,180,900	$(7,496,900)	$(16,500)
Issuance of treasury stock for services, 8,500 shares			500		1,200
Two major shareholders’ forgiveness of debt			100,800
Net loss				(767,700)

Balance, June 30, 2002, as previously reported	10,498,543	$1,000	$8,282,200	$(8,264,600)	$(15,300)
Prior period adjustment to correct the recording of the Issuance of stock options in connection with note payable			180,000

Balance, June 30, 2002, as restated	10,498,543	$1,000	$8,462,200	$(8,264,600)	$(15,300)
Issuance of common stock for services	200,000		24,000
Issuance of treasury stock for services, 15,000 shares					1,900
Issuance of common stock for accrued compensation	1,505,307	200	106,500
Net loss				(579,900)

Balance, June 30, 2003	12,203,850	$1,200	$8,592,700	$(8,844,500)	$(13,400)

The accompanying notes are an integral part of the financial statements.

Innova Pure Water, Inc.

Statements of Cash Flows

	Year Ended June 30,
	2003	2002
Operating activities
Net loss	$(579,900)	$(767,700)

Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	143,900	139,500
Loss on disposal of equipment		1,000
Change in provision for doubtful accounts	(9,900)	37,600
Compensation for stock issued for services	132,600	1,700
Amortization of note payable discount	45,000
Increase of deferred compensation of related parties	47,700	90,600
(Increase) decrease in:
Accounts and other receivables	164,500	110,600
Inventories	81,100	(61,800)
Other assets and prepaid expenses	20,900	12,000
Increase (decrease) in:
Accounts payable and accrued expenses	(76,500)	75,800
Deferred revenue	64,400

Total adjustments	613,700	407,000

Net cash provided (used) by operating activities	33,800	(360,700)

Investing activities
Acquisition of patents	(26,200)
Acquisition of equipment	(1,300)	(42,400)

Net cash used by investing activities	(27,500)	(42,400)

Financing activities
Proceeds from loan		400,000
Payments on capital lease obligations		(2,300)

Net cash provided by financing activities		397,700

Net increase (decrease) in cash	6,300	(5,400)

Cash, beginning of year	42,500	47,900

Cash, end of year	$48,800	$42,500

Supplemental disclosures of cash flow information and noncash financing activities:
Cash paid during the year for interest	$0	$2,200

During the fiscal years June 30, 2003 and 2002, the Company incurred $7,400 and $41,000 of payables, respectively, for the acquisition and defense of patents, and acquisition of trademarks.

During the fiscal years ended June 30, 2003 and 2002, the Company incurred $6,900 and $24,700 of payables for the acquisition on new tooling, respectively.

During the fiscal year ended June 30, 2002, two of the Company’s officers and majority shareholder forgave $100,800, in deferred compensation that was due them. These were accounted for as non-cash transactions.

During the year ended June 30, 2003, The Company applied $30,000 in expensed compensation to a shareholder’s account receivable in a cashless transaction.

The accompanying notes are an integral part of the financial statements.

Innova Pure Water, Inc.

Notes to Financial Statements

Years Ended June 30, 2003 and 2002

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

For the years ended June 30, 2003 and 2002, sales to major customers are as follows:

	2003		2002
Nikken/Kenko World	$255,500	42%
Sawyer Products	$151,900	25%	$310,300	53%
CamelBak	$119,500	20%
Avon Products			$102,000	17%

Accounts receivable from these customers amounted to approximately $22,700 and $92,200 at June 30, 2003 and 2002, respectively.

For the years ended June 30, 2003 and 2002, sales to foreign customers amounted to approximately 1 percent of net sales to unaffiliated customers, respectively. These sales were made to customers in various locations as follows:

	2003	2002
New Zealand	$5,000	3,100
Canada	2,000	3,400
Other		200

	$7,000	$6,700

The Company currently holds numerous patents assigned to them by a stockholder, in the field of water treatment and has additional domestic and foreign patents pending. The Company pursues an aggressive product development program with the goal to provide its strategic partners with unique competitive advantages.

2.	Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses in recent years. Further, for the year ended June 30, 2003, the Company had negative working capital of $324,500, a net loss of approximately $579,900 and has incurred substantial net losses in the previous years resulting in an accumulated deficit of approximately $8,844,500. These factors raise substantial doubt about the ability of the Company to continue

Innova Pure Water, Inc.

Notes to Financial Statements

Years Ended June 30, 2003 and 2002

2.	Going Concern (continued)

as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Although the Company continues to maintain costs and institute efforts to conserve cash, such efforts will not make them a viable business entity, and without significant additional revenues they may not be able to stay in business. Two chief executive officers have agreed to defer a substantial portion of their compensation and royalties and to accept securities in lieu of such cash compensation. There is no assurance that these executives will continue to accept securities in lieu of compensation.

The Company continues to explore the possibility of outsourcing some production and support tasks that are currently being done in-house in order to reduce such costs. However, until sufficient volume is obtained to support significant outsourcing, the Company is not in a position to outsource production in order to save costs.

The Company has not been successful in attracting outside capital. They continue to pursue capital raising opportunities, however, no assurance can be given that the Company would be able to raise any outside capital or that such funds will be available to them on favorable terms. If the Company raises additional funds through the issuance of equity or debt securities, such securities may have rights, preferences or privileges senior to those of the rights of common stock and stockholders may experience substantial additional dilution.

Although the Company has not experienced any difficulty in securing the necessary raw materials from vendors, the Company is on payment schedules with some vendors, and if they fail to maintain these payments or if these vendors require satisfaction of outstanding obligations to fulfill new orders, the Company’s operations could be adversely affected.

The Company continuously discusses opportunities with new potential strategic alliance partners. Unfortunately, they have not procured any new significant strategic alliances in fiscal year 2003 and there is no assurance that they will enter into any new alliances in fiscal 2004. To date, arrangements with CamelBak, Sawyer Products and Nikken have not generated significant revenues and it does not appear these alliances will result in significant revenues for fiscal 2004. The Company continues to have discussions with other businesses regarding merging a private company into Innova that has a complimentary business or product lines, although they have not been able to finalize the terms of any proposed acquisitions. They will continue to explore this possibility in fiscal 2004.

3.	Significant Accounting Policies

The significant accounting policies followed are:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and

Innova Pure Water, Inc.

Notes to Financial Statements

Years Ended June 30, 2003 and 2002

3.	Significant Accounting Policies (continued)

assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Inventory is stated at the lower of cost, determined by the first-in, first-out method, or market. Market is determined based on the net realizable value, with appropriate consideration given to obsolescence, excessive levels, deterioration and other factors.

The Company extends credit to its various customers based on the customer’s ability to pay. Based on management’s review of accounts receivable, a $2,000 allowance for doubtful accounts is considered necessary. In addition, the Company has recorded an allowance of $18,000 against certain receivables due from a related party.

Property and equipment are recorded at cost. Depreciation is calculated by the straight-line method over the estimated useful lives of the assets, ranging generally from 2 to 10 years. Additions to and major improvements of property and equipment are capitalized. Repair and maintenance expenditures are charged to expense as incurred. As property or equipment is sold or retired, the applicable cost and accumulated depreciation are eliminated from the accounts and any gain or loss is recorded. Depreciation expense amounted to approximately $33,600 and $31,600 for the years ended June 30, 2003 and 2002, respectively.

The Company has adopted Statement of Financial Accounting Standards Board No. 144 (SFAS No. 144), “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses the financial accounting and reporting for the impairment of long-lived assets, excluding goodwill and intangible assets, to be held and used or disposed of. The adoption of SFAS No. 144 did not have an impact on the Company’s financial position or results of operations. In accordance with SFAS No. 144, the carrying values of long-lived assets are periodically reviewed by the Company and impairments would be recognized if the expected future operating non-discounted cash flows derived from an asset were less than its carrying value and if the carrying value is more than the fair value of the asset. As of June 30, 2003, the Company did not have any asset that it considered to be impaired.

Intangible assets that are included in other assets in the accompanying financial statements are being amortized over their estimated useful life of five years. Amortization recognized during the years ended June 30, 2003 and 2002 amounted to $110,300 and $107,900, respectively. Amortization expense will be approximately the same as the year ended June 30, 2003 over the next five years.

The Company recognizes revenue at the time products are shipped. Any deposits received in advance of product shipment are reflected as liabilities until the products are shipped.

Innova Pure Water, Inc.

Notes to Financial Statements

Years Ended June 30, 2003 and 2002

3.	Significant Accounting Policies (continued)

Research and development costs are charged to operations when incurred and are included in operating expenses. The amounts charged for the years ended June 30, 2003 and 2002 amounted to $92,300 and $111,300, respectively.

Opinion No. 25 and provide pro forma disclosure of the provisions of FASB 123. Under APB Opinion No. 25, the Company recorded no compensation expense for the years ended June 30, 2003 and 2002, respectively.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values.

These financial instruments include cash, accounts receivable, accounts payable, and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The fair value of the Company’s notes payable is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

The Company records shares of common stock as outstanding at the time the Company becomes contractually obligated to issue shares. As of June 30, 2003, the Company has included 1,505,307 shares as outstanding.

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

Basic loss per share is calculated by dividing net loss by the average number of common shares outstanding during the year. Diluted loss per common share is calculated by adjusting outstanding shares, assuming conversion of all potentially dilutive stock options. At June 30, 2003 and 2002, there were no dilutive instruments outstanding.

Financial Accounting Standards Board Statement 123 (FASB 123), “Accounting for Stock-Based Compensation,” provides that expense equal to the fair value of all stock-based awards on the date of the grant be recognized over the vesting period. Alternatively, this statement allows entities to continue to apply the provisions of

Innova Pure Water, Inc.

Notes to Financial Statements

Years Ended June 30, 2003 and 2002

3.	Significant Accounting Policies (continued)

Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” whereby compensation expense is recorded on the date the options are granted equal to the excess of the market price of the underlying stock over the exercise price. The Company has elected to continue to apply the provisions of APB

FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” which is effective for the Company as of January 1, 2003. This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

Pro forma information regarding net income and net income per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its stock options under the fair value method of SFAS No. 123. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No 123, to stock-based employee compensation.

	2003	2001
As reported:
Net loss	$(579,900)	$(767,700)

Basic and diluted loss per common share	$(.05)	$(.07)

Pro forma:
Net loss	$(799,800)	$(903,100)

Basic and diluted loss per common share	$(.07)	$(.09)

In July 2002, the Company adopted FASB Statement No. 143 (“SFAS No.143”), “Accounting for Obligations Associated with the Retirement of Long-Lived Assets.” SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides guidance for legal obligations associated with the retirement of tangible long-lived assets. The adoption of SFAS No. 143 did not have a material impact on the Company’s financial statements.

Innova Pure Water, Inc.

Notes to Financial Statements

Years Ended June 30, 2003 and 2002

3.	Significant Accounting Policies (continued)

In January 2003, the EITF issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” an Interpretation of ARB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company believes that the adoption of this standard will no have a material impact on the Company’s financial statements.

In May 2003, the FASB issued Statement No. 150 (“SFAS No. 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It requires financial instruments within its scope be classified as a liability (or an asset in some circumstances). Many of those financial instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. For financial instruments created before and still existing as of the issuance of this statement, a cumulative effect of change in accounting principle shall be reported upon implementation in the first interim period beginning after June 15, 2003. The Company believes that the adoption of this standard will not have a material impact on the balance sheet or statement of operations.

4.	Inventories

Inventories consist of:

Raw materials	$58,300
Work in process	50,600
Finished Goods	0

$108,900

Innova Pure Water, Inc.

Notes to Financial Statements

Years Ended June 30, 2003 and 2002

5.	Property and Equipment

Property and equipment consist of:

Tooling	$228,600
Machinery and equipment	136,300

$364,900
Less:
Accumulated depreciation	322,800

$42,100

6.	Related Party Transactions and Commitments

During the years ended June 30, 2003 and 2002, the Company had an employment agreement with its President who is also the Chief Executive Officer. This agreement as extended lapsed on June 30, 2003. In accordance with the terms of the agreement, this officer was due $150,000 in compensation per year, however, she agreed to a reduction in her compensation to $110,000 per year. In addition, during 2003 she has received 742,763 shares of stock in lieu of cash payments of $51,100. The agreement also entitled this officer to receive commissions of two percent of adjusted net sales of the Company, for the year ended June 30, 2002, which totaled approximately $11,600. During the year ended June 30, 2002, this officer forgave $50,000 due her under this agreement. On October 9, 2002, this officer was granted 1,250,000 stock options by the Board of Directors, which are exercisable over the next 10 years at a price of $.12 a share. These options were granted to her for her continuing service and loyalty to the Company as well as her agreeing to a reduction in her annual salary and debt forgiveness in prior years. The balance due her under the employment agreements as of June 30, 2003 amounted to $146,500.

During the years ended June 30, 2003 and 2002, the Company also had an agreement with its Chairman of the Board of Directors for the assignment of his patent rights that the Company maintains. This agreement as extended lapsed on June 30, 2003. In accordance with the terms of the agreement, this director is to receive a five percent royalty fee on sales of products that incorporate these assigned patents with a minimum of $110,000 per year up to a maximum of $300,000 per year. Total royalties incurred under this arrangement amounted to $110,000 for the years ended June 30, 2003 and 2002. During the year ended June 30, 2002, this officer forgave $50,800 due him under this agreement. On October 9, 2002, this officer was granted 1,270,000 options by the Board of Directors, which are exercisable over the next 10 years at a price of $.12 a share. These options were granted to him for his continuing service and loyalty to the Company as well as his agreeing to defer some of the royalty payments that were due him and debt forgiveness in prior years. In addition, during 2003 he received 762,544 shares of stock in satisfaction of $55,600 of royalties due him. The net balance due this director under the royalty agreement as of June 30, 2003 amounted to $13,400.

Innova Pure Water, Inc.

Notes to Financial Statements

Years Ended June 30, 2003 and 2002

6.	Related Party Transactions and Commitments (continued)

The above employment agreements and assignment of rights to patents and royalty payments are not necessarily indicative of the agreements that would have been entered into by independent parties.

7.	Note Payable

On March 26, 2002, the Company received proceeds of $400,000 in exchange for a note payable. The note payable is payable in five years at zero percent interest and is unsecured. In connection with the payable, the Company issued 1,200,000 stock options valued at $180,000 using the Black Scholes method, and is recorded as a discount on the note payable. For the year ended June 30, 2003, the Company amortized $45,000 of the discount to interest expense.

8.	Lease Commitments

The Company rents its operating facilities under a non-cancelable operating lease expiring in 2004 and has several other non-cancelable operating leases with expiration dates ranging from 2005 to 2007.

The following is a schedule by year of future minimum rental payments required under these leases as of June 30, 2003:

Year Ending June 30,
2004	$41,300
2005	10,500
2006	8,400
2007	7,000

Rent expense amounted to approximately $54,400 and $52,100 for the years ended June 30, 2003 and 2002, respectively.

9.	Income Taxes

The Company has incurred significant operating losses since its inception that have been carried forward for income tax purposes and, therefore, no tax liabilities have been incurred for the years presented. These operating losses and other timing differences give rise to a deferred tax asset and are as follows:

Innova Pure Water, Inc.

Notes to Financial Statements

Years Ended June 30, 2003 and 2002

9.	Income Taxes (continued)

2003
Deferred tax asset:
Deferred compensation	$19,100
Stock based compensation	43,500
Other timing differences	129,300
Loss carryforward	2,024,100

Net deferred tax asset	2,216,000
Allowance	(2,216,000)

$—

Differences between the federal benefit computed at a statutory rate and the Company’s effective tax rate and provision are as follows:

	2003	2002
Statutory benefit	$(197,000)	$(261,000)
State tax benefit, net of federal effect	(7,000)	(28,000)
Officers Life Insurance	11,000	11,000
Non-deductible expenses	—	7,000
Increase in deferred income tax valuation allowance	193,000	271,000

	$—	$—

The Company has available at June 30, 2003 approximately $5,061,000 of unused operating loss carryforwards that may be applied against future taxable income, which would reduce taxes payable by approximately $2.2 million in the future. These operating loss carryforwards began expiring after June 30, 2002. Income tax benefits resulting from the utilization of these carryforwards will be recognized in the year in which they are realized for federal and state tax purposes. Approximately $1,055,000 of the unused net operating loss carryforwards expired in the fiscal year ended June 30, 2003.

The Company has provided a full valuation allowance related to the realizability of the deferred tax asset. The valuation allowance is based on evidence that the deferred tax asset will more likely than not, not be realized. Such valuation allowance may be increased or decreased in the future based on the likelihood of achieving future taxable earnings.

10.	Preferred Stock

Effective October 24, 1996, the Board of Directors authorized 2,000,000 shares of preferred stock with a par value of $.001 per share. The Board of Directors is authorized to issue the preferred stock in series and to fix, in the manner and to the full extent provided and permitted by law, the rights, preferences, and limitations of each series of preferred stock. At June 30, 2003, there were no shares of preferred stock issued or outstanding.

Innova Pure Water, Inc.

Notes to Financial Statements

Years Ended June 30, 2003 and 2002

11.	Stock Options and Warrants

On April 22, 1999, the Company adopted the “1999 Stock Option Plan.” Under the plan, options to issue up to 1,000,000 shares of the Company’s common stock may be granted. The option price shall not be less than the greater of $.50 per share or 100 percent of the fair market value of the underlying common stock on the date of grant. As of June 30, 2003, 100,000 options were outstanding under the plan at $.50 per share. These options expire in 2009.

During the year ended June 30, 2002, the Company’s 1999 Stock Option Plan was amended to allow the remaining options to be granted at an option price not less than the greater of $.25 per share or 100 percent of the fair market value of the underlying stock on the date of the grant. During the year ended June 30, 2002, an additional 755,000 stock options at $.25 per share were granted under the 1999 Stock Option Plan. At June 30, 2003, 725,000 of these options are outstanding, fully vested and exercisable anytime through August 31, 2006, and 30,000 options were forfeited. Under APB No. 25, no expense was recognized.

During the years ended June 30, 2003 and 2002, none of the options granted under the 1999 Stock Option Plan had been exercised.

On March 26, 2002, the Company entered into an agreement with an individual to provide marketing activities to the Company. In exchange for these services, this individual was granted 1.2 million options as compensation. These options are immediately exercisable, expire in five years, with the following terms:

400,000 warrants may be converted into 400,000 shares of Innova stock at $.50

400,000 warrants may be converted into 400,000 shares of Innova stock at $.75

400,000 warrants may be converted into 400,000 shares of Innova stock at $1.00

During the year ended, June 30, 2003, the Company recognized that the issuance of these options was partially based upon the relationship between the individual and the entity that advanced the Company $400,000 on an interest-free loan and will no longer consider the individual an employee. Therefore, the Company will treat the fair value of these options, $180,000, as prepaid interest to be amortized over the term of the note. Capital in excess of par value as of June 30, 2002 has been restated to correct the recording of the issuance of these options. The adjustment had no effect on the net loss for the year ended June 30, 2002.

During the year ended June 30, 2003, the Company issued 2,520,000 options exercisable over 10 years, to two officer’s of the Company at an exercise price of $.12 per share. Under APB No. 25, no compensation expense was recognized in connection with these options as the fair market value of the stock was less than the exercise price.

The Company grants options to various individuals to purchase the Company’s common stock at the discretion of the Board of Directors. During the year ended June 30, 2002, the Company reissued 150,000 stock options to certain individuals in order to extend their expiration dates. These options are still exercisable at $.50 per share and their new expiration dates range from June 2003 through June 2004. Under SFAS No 123, no expense has been recognized in connection with these options.

Innova Pure Water, Inc.

Notes to Financial Statements

Years Ended June 30, 2003 and 2002

11.	Stock Options and Warrants (continued)

The following is a summary of stock option activity during 2003 and 2002:

	1996 and 1999 Stock Option Plans		Other
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options granted and outstanding, June 30, 2001	100,000	.50	0	.00
Options granted during the year	755,000	.25	1,600,000	.69

Options granted and outstanding, June 30, 2002	855,000	$.28	1,600,000	$.69

Options granted during the year			2,520,000	.12
Options forfeited during the year	(30,000)	(.25)	(100,000)	(.50)

Options granted and outstanding, June 30, 2003	825,000	$.28	4,020,000	$.34

The following table summarizes the status of options outstanding at June 30, 2003:

	Outstanding Options			Exercisable Options
	Exercise Price	Number	Weighted Average Remaining Contractual Life	Number	Weighted Average Remaining Contractual Life
Other Options	$.50	300,000	.27 years	300,000	.27 years
1999 Stock Option Plan	$.25	725,000	3.17 years	725,000	3.17 years
Other Options	$.50	400,000	3.74 years	400,000	3.74 years
Other Options	$.75	400,000	3.74 years	400,000	3.74 years
Other Options	$1.00	400,000	3.74 years	400,000	3.74 years
1999 Stock Option Plan	$.50	100,000	5.75 years	100,000	5.75 years
Other Options	$.12	2,520,000	9.28 years	2,520,000	9.28 years

The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following assumptions:

	2003	2002
Risk free interest rate	3.60	4.47
Expected years until exercise	10 years	5-10 years
Expected dividend yield	0.00%	0.00%
Estimated fair market value of underlying stock per share	$.09	$.12

Innova Pure Water, Inc.

Notes to Financial Statements

Years Ended June 30, 2003 and 2002

11.	Stock Options and Warrants (continued)

In addition to the above, the Company had outstanding at June 30, 2001 warrants to purchase 250,000 shares of the Company’s common stock at a price of $.50 per share. The warrants were exercisable at any time through August 18, 2001, at which time the warrants expired. During the year ended June 30, 2002, the Company extended the term by two years on these warrants. No expense was recognized with the extension of these warrants. At June 30, 2003, 250,000 shares of the Company’s common stock have been reserved for issuance under these warrants.

12.	Royalties and Other Income

Royalty and other income for the years ended June 30, 2003 and 2002 are $70,100 and $91,600, respectively. These amounts are the result of royalties received from the licensing of the Company’s technology to Brita Products and Seychelle Environmental Technologies and from licensing fees paid by CamelBak.

13.	Legal Settlements and Contingencies

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

14.	Subsequent Event

Subsequent to year end, the Company entered into an agreement to issue a non-exclusive right to certain patents in satisfaction of a portion of the note payable and cancellation of certain options.