Form 10QSB
period 2003-09-30
INNOVA PURE WATER INC /FL/
filed 2003-11-14
CIK 791994

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2003

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  YES    ☐  NO

There were 12,173,765 shares of the Registrant’s $.0001 par value common stock outstanding as of September 30, 2003.

Transitional Small Business Format (check one)    Yes  ☐    NO  ☒

Innova Pure Water, Inc.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Innova Pure Water, Inc.

Condensed Financial Statements

Three Months Ended

September 30, 2003 and 2002 (Unaudited)

Innova Pure Water, Inc.

Condensed Balance Sheet

September 30, 2003

(Unaudited)

Assets
Current assets:
Cash	$20,900
Accounts receivable, trade, net of allowance for doubtful accounts of $2,000	33,800
Other receivables	6,900
Inventories	48,000
Other current assets	7,600

Total current assets	117,200

Property and equipment, net	35,200

Other assets:
Patents, net	251,300
Other receivables, related party, net of allowance for doubtful accounts of $18,000	100
Other	5,700

Total other assets	257,100

$409,500

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable, trade	$209,200
Accrued expenses	43,600
Deferred compensation	214,900
Deferred revenue	222,400

Total current liabilities	$690,100

Long-term liabilities:
Note payable net of unamortized discount of $42,700	$157,300

Stockholders’ equity (deficit):
Preferred stock; $.001 par value; 2,000,000 shares authorized; 0 shares issued and outstanding
Common stock; $.0001 par value; 50,000,000 shares authorized; 12,203,850 shares issued; and 12,173,765 shares outstanding	1,200
Capital in excess of par value	8,505,500
Accumulated deficit	(8,931,200)

(424,500)
Treasury stock, at cost, 30,085 shares	(13,400)

Total stockholders’ equity (deficit)	(437,900)

$409,500

The accompanying notes are an integral part of the condensed financial statements.

Innova Pure Water, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended September 30,
	2003	2002
Net sales	$211,300	$25,600
Cost of sales	125,800	10,300

Gross profit	85,500	15,300

Operating expenses:
Selling expenses	200	900
General and administrative expenses	178,800	221,100
Research and product development	7,200	33,800

	186,200	255,800

Loss from operations	(100,700)	(240,500)

Other (income) expenses:
Interest, net	8,400	600
Royalties and other income	(22,400)	(29,800)

	(14,000)	(29,200)

Net loss	$(86,700)	$(211,300)

Loss per common share	$(.01)	$(.02)

Weighted average number of Common shares outstanding	12,173,765	10,453,458

The accompanying notes are an integral part of the condensed financial statements

Innova Pure Water, Inc.

Condensed Statement of Changes in Stockholders’ Equity (Deficit)

Three Months Ended September 30, 2003

(Unaudited)

	Common Stock		Capital In Excess Of Par Value	Accumulated Deficit	Treasury Stock
	Shares	Amount
Balance, June 30, 2003	12,203,850	$1,200	$8,592,700	$(8,844,500)	$(13,400)
Value of options returned in connection with sale of patent rights			(87,200)
Net loss				(86,700)

Balance, September 30, 2003	12,203,850	$1,200	$8,505,500	$(8,931,200)	$(13,400)

The accompanying notes are an integral part of the condensed financial statements.

Innova Pure Water, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended September 30,
	2003	2002
Operating activities
Net loss	$(86,700)	$(211,300)

Adjustments to reconcile net loss to net cash (used) provided by operating activities:
Depreciation and amortization	35,000	36,800
Increase in provision for doubtful accounts		5,100
Amortization of note payable discount	5,100
(Increase) decrease in:
Accounts and other receivables	(9,900)	72,300
Inventories	60,900	(18,100)
Other assets	1,500
Increase (decrease) in:
Customer deposits on purchase orders		149,100
Deferred revenue	(49,300)	43,700
Deferred compensation	55,000
Accounts payable and accrued expenses	(37,700)	(60,300)

Total adjustments	60,600	228,600

Net cash (used) provided by operating activities	(26,100)	17,300

Investing activities
Acquisition of equipment	(400)
Cost associated with new patents	(1,400)	(11,400)

Net cash used by investing activities	(1,800)	(11,400)
Financing activities
Advances from related parties		12,500

Net cash provided by financing activities		12,500

Net (decrease) increase in cash	(27,900)	18,400

Cash, beginning of period	48,800	42,500

Cash, end of period	$20,900	$60,900

Supplemental disclosure of cash flow information and noncash financing activities:
Cash paid during the period for interest	$6,700	$700

During the three months ended September 30, 2003, the Company entered into an agreement to issue a non-exclusive right to a patent in satisfaction of $200,000 of the note payable and cancellation of 800,000 common stock options. As a result of the cancellation of options, the unused value of these options were credited to additional paid in capital.

During the three months ended September 30, 2002, the Company incurred $2,700 of payables for the acquisition of patents. In addition, Payables decreased $29,400 due to the return of purchased materials to the supplier.

The accompanying notes are an integral part of the condensed financial statements.

Innova Pure Water, Inc.

Notes to Condensed Financial Statements

Three Months Ended September 30, 2003 and 2002 (Unaudited)

1. Condensed Financial Statements

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three month periods ended September 30, 2003 and 2002, (b) the financial position at September 30, 2003, and (c) cash flows for the three-month periods ended September 30, 2003 and 2002, have been made.

The unaudited condensed financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in condensed financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying condensed financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended June 30, 2003. The results of operations for the three-month period ended September 30, 2003 are not necessarily indicative of those to be expected for the entire year.

2. Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses in recent years. The Company had negative cash flows from operations of approximately $26,100 for the three-months ended September 30, 2003, the Company also incurred an additional loss of $86,700, which increased the Company’s accumulated deficit to approximately $8,931,200. The Company also has negative working capital and negative shareholders’ equity of approximately $572,900 and $437,900, respectively as of September 30, 2003. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Although the Company has not experienced any difficulty in securing the necessary raw materials from vendors, the Company is on payment schedules with some vendors, and if they fail to maintain these

Innova Pure Water, Inc.

Notes to Condensed Financial Statements

Three Months Ended September 30, 2003 and 2002 (Unaudited)

2. Going Concern (continued)

payments or if these vendors require satisfaction of outstanding obligations to fulfill new orders, the Company’s operations could be adversely affected.

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

4. Stock and Stock Options

Stock-based compensation to non-employees is valued using the Black-Scholes option pricing model. During the period ended September 30, 2003, the Company did not grant any stock options.

During the three months ended September 30, 2003, the Company entered into an agreement to issue a non-exclusive right to a patent in satisfaction of $200,000 of the note payable and cancellation of 800,000 common stock options. As a result of the cancellation of options, the unused value of these options were credited to additional paid in capital.

Innova Pure Water, Inc.

Notes to Condensed Financial Statements

Three Months Ended September 30, 2003 and 2002 (Unaudited)

4. Stock and Stock Options (continued)

The following table summarizes the activity related to all Company stock options for the three months ended September 30, 2003 and the year ended June 30, 2003:

	1996 and 1999 Stock Option Plans		Other
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options granted and outstanding, June 30, 2002	855,000	$.28	1,600,000	$.69
Options granted during the year			2,520,000	.12
Options forfeited during the year	(30,000)	(.25)	(100,000)	(.50)

Options granted and outstanding, June 30, 2003	825,000	$.28	4,020,000	$.34

Options granted during the year
Options expired or cancelled during the year			(1,100,000)	(.73)

Options granted and outstanding, September 30, 2003	825,000	$.28	2,920,000	$.19

The options expire at various dates ranging from August 2006 through October 2012.

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

Innova cautions readers that in addition to important factors described elsewhere, the following important facts, among others, sometimes have affected, and in the future could affect, the Company’s actual results, and could cause the Company’s actual results during 2003 and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, Innova.

INCOME STATEMENT DATA

	Three Months Ended September 30,
	2003	2002
Total revenue	$211,300	$25,600,

Net loss	$(86,700)	$(211,300)

Loss per common share—basic	$(.01)	$(.02)

Shares used in per share computation	12,173,765	10,453,458

BALANCE SHEET DATA

September 30, 2003
Total assets	$409,500

Working capital	$(572,900)

Long-term debt	$157,300

Stockholders’ deficit	$(437,900)

RESULTS OF OPERATIONS

Net Sales

Net sales for the three-month period ended September 30, 2003 were $211,300, an increase of 725 percent from the $25,600 of net sales for the comparable period in 2002. This increase is attributable to the increase in sales to new trading partners Camelbak, Nikken Global, and a new licensing agreement with Sawyer Products during the quarter ended September 30, 2003 compared to the quarter ended September 30, 2002.

In past years, the Company has depended on its strategic alliance trading partners to generate the vast majority of its sales in any fiscal year. The loss of any one of these trading partners can and has had a material impact on the Company’s sales and profitability. The Company currently has a trading partner relationship with Camel Bak, Nikken Global and Sawyer Products and continues to make every effort to further develop its business relationships with new customers.

During the three-month period ended September 30, 2003 Sawyer Products and Nikken Global, accounted for 28% and 68% of total sales made, respectively. The loss of either one of these customers at this time would have a material impact on the Company’s ability to continue in business.

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

Cost of Sales

For the three months ended September 30, 2003, the cost of sales increased to $125,800 from the $10,300 of costs for the three months ended September 30, 2002. This increase is mainly due to the increase in sales.

Gross profit margin was 40 percentage points for the three-months ended September 30, 2003, compared to a gross profit margin percentage of 60 percent for the three-months ended September 30, 2002. This decrease is principally attributable to the prior year’s adjustment to inventory which decreased cost of sales by $6,000 due to changes in the material and overhead percentages. This reduction in cost of sales would have had a significantly less of an effect on the gross profit margin at higher sales levels and there was no similar adjustment to the cost of sales at September 30, 2003.

Operating Expense

Operating expenses for the three months ended September 30, 2003 were $186,200 as compared to $255,800 for the similar period last year. The 27 percent decrease in operating expenses is principally attributable to the decreases in general and administrative and research and development expenditures.

Other Income

For the three months ended September 30, 2003, net interest expense amounted to $8,400 as compared to net interest expense of $600 for the three months ended September 30, 2002. This increase is due to the amortization of the discount on the note payable to Sawyer Products.

Royalty income for the three months ended September 30, 2003 was $5,100 compared to $23,500 for the three months ended September 30, 2003. The decrease was due to a decrease in royalty payments from Brita Product and Seychelle Environmental Products.

Other income for the three months ended September 30, 2003 of $17,300 as compared to $6,300 for the three months ended September 30, 2002, was due to the realization of revenue from exclusivity fees paid to the Company by Camelbak Products and Sawyer Products as a result of agreements reached between the parties. The increase in other income is due to the Company’s agreement with Sawyer Products signed in August 2003, whereby the Company received a total fee of $200,000, which was paid by Sawyer Products as a reduction in the balance of the note payable, for a licensing agreement for certain technology. Approximately $16,700 of this fee will be recognized as revenue during each quarter over the next 3 years, with the remaining balance being classified as deferred revenue.

Income Taxes

Due to the Company’s history of operating losses, management has established a valuation allowance in the full amount of the deferred tax assets arising from these losses because management believes it is more likely than not that the Company will not generate sufficient taxable income within the appropriate period to offset these operating loss carryforwards.

Net Loss

Net loss for the three months ended September 30, 2003 amounted to $86,700 as compared to net loss of $211,300 for the three months ended September 30, 2002. This decrease in the net loss is principally attributable to the increase in sales, the increase in other income received from the licensing of the Company’s technology, and the reduction in general and administrative and research and development expenditures.

Loss Per Share

For the three months ended Septmeber 30, 2003, basic loss per share amounted to $(.01). For the comparable period in 2002, basic loss per share amounted to $(.02).

Liquidity and Capital Resources

Operating Activities

For the three months ended September 30, 2003, net cash used by operating activities amounted to approximately $26,100, compared to the net cash provided by operating activities of approximately $17,300 for the comparable period in 2002. This increase in cash used is primarily a result of customer deposits received on purchase orders, as well as, an decrease in collections from accounts receivable and decreased expenditures on inventory replenishment.

Investment Activities

The Company’s investment activities include equipment purchases and patent acquisitions.

Net cash used by investing activities for the three months ended September 30, 2003 was approximately $1,800, as compared to net cash used by investing activities of approximately $11,400 for the comparable period in 2002. This decrease in cash expended for investing activities is due primarily to decreased expenditures for new patent acquisitions.

Financing Activities

The Company’s financing activities include advances from related parties and payments on capital lease obligations.

No cash was expended for financing activities for the three months ended September 30, 2003, as compared to net cash provided by financing activities of approximately $12,500 for the three months ended September 30, 2003. This decrease resulted from the decrease in advances from related parties during the three months ended September 30, 2003.

CAPITAL RESOURCES

As shown in the accompanying financial statements, we incurred a net loss of $86,700 during the three months ended September 30, 2003 and as of that date, our current liabilities exceeded our current assets by $572,900. Therefore, our ability to continue as a going concern is uncertain. We expect to incur significant losses in the future. As a result, we will need to generate significant revenues to achieve profitability and may never achieve profitability.

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

As of September 30, 2003, we had past due invoices totaling approximately $42,600 with our major bottle supplier and molded parts supplier. Each of these suppliers have agreed to accept minimum weekly payments of $1,000 (minimum of $8,000 collectively per month) to satisfy these unpaid obligations. To date we have not experienced any difficulty in securing the necessary raw materials from these or other vendors. However, if we fail to maintain these weekly payments or if our vendors require satisfaction of outstanding obligations to fulfill new orders our operations could be adversely affected.

We are in continuous discussions with new prospective strategic alliance partners. To date, our arrangements with CamelBak, Sawyer Products and Nikken have not generated significant revenues and it does not appear these alliances will result in significant revenues for fiscal 2004. We continue to have discussions with other businesses regarding merging a private company into Innova that has a complimentary business or product lines. We have not been able to finalize the terms of any proposed acquisitions, however we will continue to explore this possibility in fiscal 2004.

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

Other

Effective August 6, 2003 the Company entered into a Patent License and Strategic Alliance Agreement with Sawyer Products, Inc. The agreement calls for a License fee of $200,000 be paid by Sawyer Products, which will be deducted from the note payable presently outstanding between the parties, together with a reduction of the option package, issued during March 2002, by 800,000 options. Also, Sawyer must sell at least 1,000 finished products each year, beginning January 1, 2003. In exchange for this consideration, the Company will grant Sawyer Products, Inc. a non-exclusive License for the life of the patent to distribute and sell the licensed product and manufacture the product produced and purchased by Sawyer.

CRITICAL ACCOUNTING POLICIES

The Company has prepared the accompanying unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States for interim financial information. The preparation of the financial statements requires the use of judgment and estimates that affect the reported amounts of revenues, expenses, assets and liabilities. The Company has adopted accounting policies and practices that are generally accepted in the industry in which it operates. The Company believes the following are its most critical accounting policies that affect significant areas and involve management’s judgment and estimates. If these estimates differ significantly from actual results the impact to the consolidated financial statements may be material.

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

Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of September 30, 2003. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to Innova Pure Water, Inc., including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

(b) Changes in internal controls over financial reporting.

In addition, there were no significant changes in our internal control over financial reporting that could significantly affect these controls during the quarter ended September 30, 2003. We have not identified any significant deficiency or materials weaknesses in our internal controls, and therefore there were no corrective actions taken.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 2. Changes in Securities

During the three month period ended September 30, 2003, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

Item 3. Defaults Upon Senior Securities

During the three month period ended September 30, 2003, the Company was not in default on any of its indebtedness.

Item 4. Submission of Matters to a Vote of Security Holders

During the three month period ended September 30, 2003, the Company did not submit any matters to a vote of its security holders.

Item 5. Other Matters

The Company does not have any other material information to report with respect to the three-month period ended September 30, 2003.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits included herewith are:

10(r)	Patent License and Strategic Alliance Agreement with Sawyer Products, Inc.

31.1	Certification of the Chief Executive Officer, dated November 14, 2003 (This certification required as Exhibit 31 under Item 601(a) of Regulation S-K is filed as Exhibit 99.1 pursuant to SEC interim filing guidance.) (2)

31.2	Certification of the Chief Financial Officer, dated November 14, 2003 (This certification required as Exhibit 31 under Item 601(a) of Regulation S-K is filed as Exhibit 99.2 pursuant to SEC interim filing guidance.) (2)

32	Written Statements of the Chief Executive Officer and Chief Financial Officer, dated November 14, 2003 (This certification required as Exhibit 32 under Item 601(a) of Regulation S-K is furnished in accordance with Item 601(b)(32)(iii) of Regulation S-K as Exhibit 99.3 pursuant to SEC interim filing guidance.) (2)

(b) Reports on Form 8-K – None

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

INNOVA PURE WATER, INC.

Dated: November 14, 2003	By:	/s/ ROSE SMITH

Rose C. Smith President, Chief Executive Officer Director

Dated: November 14, 2003	By:	/s/ JOHN E. NOHREN, JR.

John E. Nohren, Jr. Chairman of the Board of Directors Chief Financial Officer

Exhibit Index

Exhibit Description

10(r)	Patent License and Strategic Alliance Agreement with Sawyer Products, Inc.

31.1	Certification of the Chief Executive Officer, dated November 14, 2003
(This certification required as Exhibit 31 under Item 601(a) of Regulation S-K is filed as Exhibit 99.1 pursuant to SEC interim filing guidance.) (2)

31.2	Certification of the Chief Financial Officer, dated November 14, 2003
(This certification required as Exhibit 31 under Item 601(a) of Regulation S-K is filed as Exhibit 99.2 pursuant to SEC interim filing guidance.) (2)

32	Written Statements of the Chief Executive Officer and Chief Financial Officer, dated November 14, 2003
(This certification required as Exhibit 32 under Item 601(a) of Regulation S-K is furnished in accordance with Item 601(b)(32)(iii) of Regulation S-K as Exhibit 99.3 pursuant to SEC interim filing guidance.) (2)