Form 10QSB
period 2003-12-31
INNOVA PURE WATER INC /FL/
filed 2004-02-17
CIK 791994

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2003

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  YES    ☐  NO

There were 12,173,765 shares of the Registrant’s $.0001 par value common stock outstanding as of February 12, 2004.

Transitional Small Business Format (check one)    Yes  ☐    NO  ☒

Innova Pure Water, Inc.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Innova Pure Water, Inc.

Condensed Financial Statements

Three and Six Months Ended

December 31, 2003 and 2002 (Unaudited)

Innova Pure Water, Inc.

Condensed Balance Sheet

December 31, 2003

(Unaudited)

Assets
Current assets:
Cash	$37,800
Accounts receivable, trade, net of allowance for doubtful accounts of $2,000	36,800
Other receivables	10,000
Inventories	55,100
Other current assets	35,700

Total current assets	175,400

Property and equipment, net	28,200

Other assets:
Patents, net	224,700
Other receivables, related party, net of allowance for doubtful accounts of $18,000	100
Other	5,700

Total other assets	230,500

$434,100

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable, trade	$195,000
Accrued expenses	33,900
Deferred compensation	263,000
Deferred revenue	349,500

Total current liabilities	$841,400

Long-term liabilities:
Note payable net of unamortized discount of $37,700	$162,300

Stockholders’ deficit:
Preferred stock; $.001 par value; 2,000,000 shares authorized; 0 shares issued and outstanding
Common stock; $.0001 par value; 50,000,000 shares authorized; 12,203,850 shares issued; and 12,173,765 shares outstanding	1,200
Capital in excess of par value	8,505,500
Accumulated deficit	(9,062,900)

(556,200)
Treasury stock, at cost, 30,085 shares	(13,400)

Total stockholders’ deficit	(569,600)

$434,100

The accompanying notes are an integral part of the condensed financial statements.

Innova Pure Water, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
Net sales	$93,000	224,200	$304,300	249,800
Cost of sales	60,400	151,400	186,200	161,700

Gross profit	32,600	72,800	118,100	88,100

Operating expenses:
Selling expenses		400	200	1,300
General and administrative expenses	181,900	183,900	360,700	405,000
Research and product development	1,900	23,400	9,100	57,200

	183,800	207,700	370,000	463,500

Loss from operations	(151,200)	(134,900)	(251,900)	(375,400)

Other (income) expenses:
Interest, net	(2,600)	1,300	5,800	1,900
Royalties and other income	(16,900)	(12,900)	(39,300)	(42,700)

	(19,500)	(11,600)	(33,500)	(40,800)

Net loss	$(131,700)	(123,300)	$(218,400)	(334,600)

Loss per common share	$(.01)	(.01)	$(.02)	(.03)

Weighted average number of Common shares outstanding	12,173,765	10,523,023	12,173,765	10,488,241

The accompanying notes are an integral part of the condensed financial statements

Innova Pure Water, Inc.

Condensed Statement of Changes in Stockholders’ Deficit

Six Months Ended December 31, 2003

(Unaudited)

	Common Stock		Capital In Excess Of Par Value	Accumulated Deficit	Treasury Stock
	Shares	Amount
Balance, June 30, 2003	12,203,850	$1,200	$8,592,700	$(8,844,500)	$(13,400)
Value of options returned in connection with sale of patent rights			(87,200)
Net loss				(218,400)

Balance, December 31, 2003	12,203,850	$1,200	$8,505,500	$(9,062,900)	$(13,400)

The accompanying notes are an integral part of the condensed financial statements.

Innova Pure Water, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended December 31,
	2003	2002
Operating activities
Net loss	$(218,400)	$(334,600)

Adjustments to reconcile net loss to net cash (used) by operating activities:
Depreciation and amortization	68,600	73,300
Increase in provision for doubtful accounts		(4,900)
Amortization of note payable discount	10,100
(Increase) decrease in:
Accounts and other receivables	(16,000)	8,200
Inventories	53,800	40,300
Other assets	(26,600)	(500)
Increase (decrease) in:
Customer deposits on purchase orders		77,500
Deferred revenue	77,800	37,500
Deferred compensation	103,100
Accounts payable and accrued expenses	(61,600)	19,000

Total adjustments	209,200	250,400

Net cash (used) by operating activities	(9,200)	(84,200)

Investing activities
Acquisition of equipment	(400)
Cost associated with new patents	(1,400)	(20,700)

Net cash used by investing activities	(1,800)	(20,700)

Financing activities
Advances from related parties		69,700

Net cash provided by financing activities		69,700

Net decrease in cash	(11,000)	(35,200)

Cash, beginning of period	48,800	42,500

Cash, end of period	$37,800	$7,300

Supplemental disclosure of cash flow information and noncash financing activities:
Cash paid during the period for interest	$13,500	$1,900

During the six months ended December 31, 2003, the Company entered into an agreement to issue a non-exclusive right to a patent in satisfaction of $200,000 of the note payable and cancellation of 800,000 common stock options. As a result of the cancellation of options, the unused value of these options were credited to additional paid in capital.

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

Innova Pure Water, Inc.

Notes to Condensed Financial Statements

Three and Six Months Ended December 31, 2003 and 2002 (Unaudited)

1. Condensed Financial Statements

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and six month periods ended December 31, 2003 and 2002, (b) the financial position at December 31, 2003, and (c) cash flows for the six month periods ended December 31, 2003 and 2002, have been made.

The unaudited condensed financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in condensed financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying condensed financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended June 30, 2003. The results of operations for the three and six month periods ended December 31, 2003 are not necessarily indicative of those to be expected for the entire year.

2. Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses in recent years. The Company had negative cash flows from operations of approximately ($9,200) for the six months ended December 31, 2003, the Company also incurred an additional loss of ($218,400), which increased the Company’s accumulated deficit to approximately ($9,062,900). The Company also has negative working capital and negative shareholders’ equity of approximately ($666,000) and ($569,600), respectively as of December 31, 2003. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Although the Company continues to maintain costs and institute efforts to conserve cash, such efforts will not make them a viable business entity, and without significant additional revenues they may not be able to stay in business. Two chief executive officers had agreed to defer a substantial portion of their compensation and royalties for the fiscal year ended June 30, 2003 and to accept securities in lieu of such cash compensation. There is no assurance that these executives will continue to accept securities in lieu of compensation and compensation has not been established for fiscal year 2004 as the Company is unable to provide monetary compensation at this time.

In order to reduce costs, the Company continues to explore the possibility of outsourcing production and support tasks that are currently being done in-house. The Company is also seeking smaller office space in keeping with its reduced staff level, whether products can be economically outsourced or more cost effective offices located remains in question.

While the Company has not been successful in attracting outside capital to date, interested parties have come forward, however no specific offers have been received. However, no assurance can be given that the Company will be able to raise outside capital or that such funds will be available to them on favorable terms. If the Company raises additional funds through the issuance of equity or debt securities, such securities may have rights, preferences or privileges senior to those of the rights of common stock and stockholders may experience substantial additional dilution.

Although the Company has not experienced any difficulty in securing the necessary raw materials from vendors, the Company is on payment schedules with some vendors, and if they fail to maintain these

Innova Pure Water, Inc.

Notes to Condensed Financial Statements

Three and Six Months Ended December 31, 2003 and 2002 (Unaudited)

2. Going Concern (continued)

payments or if these vendors require satisfaction of outstanding obligations to fulfill new orders, the Company’s operations could be adversely affected.

The Company continuously discusses opportunities with new potential strategic alliance partners. Unfortunately, the Company has not procured any new significant strategic alliances in fiscal year 2003 and there is no assurance that they will enter into any new alliances in fiscal 2004. To date, arrangements with CamelBak, Sawyer Products and Nikken have not generated significant revenues and it does not appear these alliances will result in significant revenues for fiscal 2004. The Company continues to have discussions with other businesses regarding merging a private company into Innova that has a complimentary business or product lines, although they have not been able to finalize, on reasonable terms, any proposed acquisitions. They will continue to explore this possibility in fiscal 2004.

3. Contingencies

The Company is currently the plaintiff in a patent infringement lawsuit entitled Innova/Pure Water, Inc., Plaintiff v. Safari Water Filtration Systems, Inc. d/b/a Safari Outdoor Products, Defendant; Case No. 99-1781-Civ-T-23F filed by the Company on August 4, 1999. The case was filed with the U.S. District Court, Middle District of Florida, Tampa Division. The Company has claimed patent infringement of U.S. Patent 5,609,759 on the part of the defendants. The district court has recently found in behalf of the defendant, Innova has filed an appeal in the appellate court in Washington D. C., and believes the lower courts decision will be reversed. It is not yet possible to evaluate the likelihood of a favorable or unfavorable outcome of the appeal.

The Company was the plaintiff in a patent infringement lawsuit entitled Innova/Pure Water, Inc., Plaintiff v. Brita Products Company, Defendant; Case No. 00-157-Civ-T-26C filed by the Company on February 29, 2000. The case was filed with the U.S. District Court, Middle District of Florida, Tampa Division. The Company had claimed patent infringement of U.S. Patent 5,609,759 on the part of the Defendants. On February 26, 2001, the Company and Brita reached a settlement agreement on terms management feels are favorable to the Company which includes quarterly royalty payment. The Company appealed a lower court decision in the appellate court in the case of Innova vs. Aladdin Marketing who paid damages and exited the market. The issues and patents under question were the same in the Brita, Aladdin, and Safari case.

4. Stock and Stock Options

Stock-based compensation to non-employees is valued using the Black-Scholes option pricing model. During the six month period ended December 31, 2003 and 2002, the Company did not grant any stock options.

During the six months ended December 31, 2003, the Company entered into an agreement to issue a non-exclusive right to a patent in satisfaction of $200,000 of the note payable and cancellation of 800,000 common stock options. As a result of the cancellation of options, the unused value of these options were credited to additional paid in capital.

Innova Pure Water, Inc.

Notes to Condensed Financial Statements

Three and Six Months Ended December 30, 2003 and 2002 (Unaudited)

4. Stock and Stock Options (continued)

The following table summarizes the activity related to all Company stock options for the six months ended December 31, 2003 and the year ended June 30, 2003:

	1996 and 1999 Stock Option Plans		Other
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options granted and outstanding, June 30, 2002	855,000	$.28	1,600,000	$.69
Options granted during the year			2,520,000	.12
Options forfeited during the year	(30,000)	(.25)	(100,000)	(.50)

Options granted and outstanding, June 30, 2003	825,000	$.28	4,020,000	$.34

Options granted during the six months ended December 31, 2003
Options expired or cancelled during the six months ended December 31, 2003			(1,100,000)	(.73)

Options granted and outstanding, December 31, 2003	825,000	$.28	2,920,000	$.19

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

INCOME STATEMENT DATA

	Six Months Ended December 30,
	2003	2002
Total revenue	$304,300	$249,800

Net loss	$(218,400)	$(334,600)

Loss per common share—basic	$(.02)	$(.03)

Shares used in per share computation	12,173,765	10,488,241

BALANCE SHEET DATA

December 31, 2003
Total assets	$434,100

Working capital	$(666,000)

Long-term debt	$162,300

Stockholders’ deficit	$(569,600)

RESULTS OF OPERATIONS

Net Sales

Net sales for the three month period ended December 31, 2003 were $93,000, a decrease of 59 percent from the $224,200 of net sales for the comparable period in 2002. This decrease is attributable to the time taken to produce new tooling to launch a series of revised Biological treatment products by Sawyer. Orders exist that, due to the unavailability of new components, would not permit delivery within this quarter.

Net sales for the six month period ended December 31, 2003 were $304,300, an increase of 22 percent from the $249,800 of net sales for the comparable period in 2002. This increase is attributable to the additional product sales to CamelBak, Nikken, and Sawyer Products that were not significant purchasers in the six months ended December 31, 2002.

In past years, the Company has depended on its strategic alliance trading partners to generate the vast majority of its sales in any fiscal year. The loss of any one of these trading partners can and has had a material impact on the Company’s sales and profitability. The Company currently has a trading partner relationship with CamelBak, Nikken Global and Sawyer Products and continues to make every effort to further develop its business relationships with new customers.

During the three month period ended December 31, 2003 Sawyer Products and Nikken Global, accounted for 20% and 72% of total sales made, respectively. The loss of either one of these customers at this time would have a material impact on the Company’s ability to continue in business.

While the Company has entered into several strategic alliances in previous years with companies such as Goodtimes Entertainment and Rubbermaid (until they were acquired by Newel), none of these alliances have resulted in the long-term trading partner relationships that would assist the Company in achieving its goal of becoming profitable. There are no assurances that any current strategic alliances will result in the Company becoming profitable.

The Company is currently in discussions with several companies regarding utilization of the proprietary Innova filtration systems and numerous patents. Although there are no assurances, the Company believes it will be able to increase its cash flow from operations in its current fiscal year.

Cost of Sales

For the three months ended December 31, 2003, the cost of sales decreased to $60,400 from the $151,400 of costs for the three months ended December 31, 2003, which equates to a decrease of 60 percent. This decrease is mainly due to the decrease in sales which were the result of new tooling projects that took additional time to complete.

For the six months ended December 31, 2003, the cost of sales increase to $186,200 from the $161,700 of costs for the six months ended December 31, 2002 or an increase of 15%. This increase is mainly due to the increase in sales and increased efficiencies in the manufacturing process.

Gross profit margin was 35 percentage points for the three months ended December 31, 2003, compared to a gross profit margin percentage of 32 percent for the three months ended December 31, 2002. This increase is principally attributable to increased efficiencies in the manufacturing process.

Gross profit margin increased 4 percentage points for the six months ended December 31, 2003, to a gross profit margin of 39 percent from an overall gross profit margin of 35 percent for the six months ended December 31, 2002. This increase is principally attributable to increased efficiencies in the manufacturing process.

Operating Expense

Operating expenses for the three months ended December 31, 2003 were $183,800 as compared to $207,700 for the similar period last year. The 12 percent decrease in operating expenses is principally attributable to the decreases in general and administrative and research and development expenditures.

Operating expenses for the six months ended December 31, 2003 were $370,000 as compared to $463,500 for the similar period last year. The 20 percent decrease in operating expenses is principally attributable to the decreases in general and administrative and research and development expenditures.

Other Income

For the three months ended December 31, 2003, net interest income amounted to $2,600 as compared to net interest expense of $1,300 for the three months ended December 31, 2002. This increase is due to a decrease in the principal balance of the Sawyer note, thereby decreasing the interest charged.

For the six months ended December 31, 2003, net interest expense amounted to $5,800 as compared to net interest expense of $1,900 for the six months ended December 31, 2002. This increase is principally due to interest charged on the loan from Sawyer and the accrued interest on various payables that were not present during the same period in 2002.

Royalty income and other income for the three months ended December 31, 2003 was $16,900 compared to $12,900 for the three months ended December 31, 2002. The increase was due to the income earned on the Sawyer agreement that was signed during 2003.

Royalty and other income for the six months ended December 31, 2003 of $39,300 as compared to $42,700 for the six months ended December 31, 2002, was due to the realization of revenue from exclusivity fees paid to the Company by Camelbak Products and Sawyer Products as a result of agreements reached between the parties. The decrease was due to a decrease in royalty payments from Brita Product and Seychelle Environmental Products.

Income Taxes

Due to the Company’s history of operating losses, management has established a valuation allowance in the full amount of the deferred tax assets arising from these losses because management believes it is more likely than not that the Company will not generate sufficient taxable income within the appropriate period to offset these operating loss carryforwards.

Net Loss

Net loss for the three months ended December 31, 2003 amounted to $131,700 as compared to net loss of $123,300 for the three months ended December 31, 2002. This increase in the net loss is principally attributable to the decrease in sales, the decrease in royalty and other income received from the licensing of the Company’s technology, and partially offset by the reduction in general and administrative and research and development expenditures.

Net loss for the six months ended December 31, 2003 amounted to $218,400 as compared to the net loss of $334,600 for the six months ended December 31, 2002. This decrease in the net loss is principally attributable to the decrease in sales, royalty and other income received from the licensing of the Company’s technology which is partially offset by the reduction in general and administrative and research and development expenses.

Loss Per Share

For the three months ended December 31, 2003, basic loss per share amounted to $(.01). For the comparable period in 2002, basic loss per share amounted to $(.01).

For the six months ended December 31, 2003, basic loss per share amounted to $(.02). For the comparable period in 2002, basic loss per share amounted to $(.03).

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

For the six months ended December 31, 2003, net cash used by operating activities amounted to approximately $9,200, compared to the net cash used by operating activities of approximately $84,200 for the comparable period in 2002. This decrease in cash used is primarily a result of the increases in accounts receivable and other receivables, other assets and deferred compensation, which is offset by the decreases in inventories, customer deposits received on purchase orders, as well as, a decrease in accounts payable and accrued expenses.

Investment Activities

The Company’s investment activities include equipment purchases and patent acquisitions.

Net cash used by investing activities for the six months ended December 31, 2003 was approximately $1,800, as compared to net cash used by investing activities of approximately $20,700 for the comparable period in 2002. This decrease in cash expended for investing activities is due primarily to decreased expenditures for new patent acquisitions.

Financing Activities

The Company’s financing activities include advances from related parties and payments on capital lease obligations.

No cash was expended for financing activities for the six months ended December 31, 2003, as compared to net cash provided by financing activities of approximately $69,700 for the six months ended December 31, 2002. This decrease resulted from the decrease in advances from related parties during the six months ended December 31, 2003.

CAPITAL RESOURCES

As shown in the accompanying financial statements, we incurred a net loss of $218,400 during the six months ended December 31, 2003 and as of that date, our current liabilities exceeded our current assets by $666,000. Therefore, our ability to continue as a going concern is uncertain. We expect to incur significant losses in the future. As a result, we will need to generate significant revenues to achieve profitability and may never achieve profitability.

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

We continue to explore the possibility of outsourcing some or all of our production and support tasks that are currently being done in-house in order to reduce such costs. However, until we have sufficient volume to support significant outsourcing, we are not in a position to outsource production to save costs.

We have not yet been successful in attracting outside capital. Although we continue to pursue various opportunities, we cannot assure you that we would be able to raise any outside capital or that such funds will be available to us on favorable terms. If we raise additional funds through the issuance of our equity or debt securities, such securities may have rights, preferences or privileges senior to those of the rights of our common stock and our stockholders may experience substantial dilution.

As of December 31, 2003, we had past due invoices totaling approximately $28,800 with our major bottle supplier and molded parts supplier. Each of these suppliers have agreed to accept minimum weekly payments of $1,000 (minimum of $8,000 collectively per month) to satisfy these unpaid obligations. To date we have not experienced any difficulty in securing the necessary raw materials from these or other vendors. However, if we fail to maintain these weekly payments or if our vendors require satisfaction of outstanding obligations to fulfill new orders our operations could be adversely affected.

We are in continuous discussions with new prospective strategic alliance partners. To date, our arrangements with CamelBak, Sawyer Products and Nikken have not generated significant revenues and it does not appear these alliances will result in significant revenues for fiscal 2004. We continue to have discussions with two investor groups and another water related business regarding merging their private company into Innova. The subject company’s other businesses have complimentary business or product lines. We have not been able to finalize the terms of any proposed acquisitions, however we will continue to explore this possibility in fiscal 2004.

Our principal capital and liquidity needs historical have related to the acquisition, procurement and manufacturing of component parts relating to our water filtration products, sales and marketing activities, the development of manufacturing infrastructure, litigation costs associated with patent protection, and compensation to our executive officers. Because we have not had sufficient capital resources, we have substantially scaled back research and development efforts and marketing and improvement of our manufacturing infrastructure. Unfortunately, we do not believe that we are in position to substantially decrease our capital and liquidity requirements through additional cost cutting efforts. Thus, there is no assurance that we will be able to stay in business. If we are not able to attract additional capital or generate significant revenues through our existing or new strategic alliances, it does not make sense for us to continue our status as a reporting issuer under Section 12(g) of the Securities Exchange Act of 1934, as amended. As such, management may be required to deregister in fiscal year ending June 30, 2004 as it will be unable to absorb and pay for the costs of maintaining its status as a reporting issuer under the 1934 Act.

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

Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of December 31, 2003. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to Innova Pure Water, Inc., including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

(b) Changes in internal controls over financial reporting.

In addition, there were no significant changes in our internal control over financial reporting that could significantly affect these controls during the quarter ended December 31, 2003. We have not identified any significant deficiency or materials weaknesses in our internal controls, and therefore there were no corrective actions taken.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Innova brought an action for infringement of Innova patent #5,609,759, Safari Water Filtration Systems, Inc. d/b/a Safari Outdoor Products of Broom Field, Colorado. This case is filed in Tampa Federal Court, Case No.99-1781-CIV-T-23A on August 4, 1999. The Company has claimed patent infringement of U.S. Patent 5,609,759 on the part of the defendants. The lower court, under pressure from Innova for a summary judgement, found in behalf of the defendant; Innova filed an immediate appeal in the appellate court in

Washington D.C. and believes it will prevail. Management believes we have a strong case, especially in light of the favorable outcomes of the Brita, Aladdin and Seychelle patent infringement cases, all of which involved the same patents and infringement.

Item 2. Changes in Securities

During the six month period ended December 31, 2003, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

Item 3. Defaults Upon Senior Securities

During the six month period ended December 31, 2003, the Company was not in default on any of its indebtedness.

Item 4. Submission of Matters to a Vote of Security Holders

During the six month period ended December 31, 2003, the Company did not submit any matters to a vote of its security holders.

Item 5. Other Matters

The Company does not have any other material information to report with respect to the six-month period ended December 31, 2003.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits included herewith are:

10(r)	Patent License and Strategic Alliance Agreement with Sawyer Products, Inc.

31.1

Certification of the Chief Executive Officer, dated February 16, 2004

(This certification required as Exhibit 31 under Item 601(a) of Regulation S-K is filed as Exhibit 99.1 pursuant to SEC interim filing guidance.) (2)

31.2

Certification of the Chief Financial Officer, dated February 16, 2004

(This certification required as Exhibit 31 under Item 601(a) of Regulation S-K is filed as Exhibit 99.2 pursuant to SEC interim filing guidance.) (2)

32

Written Statements of the Chief Executive Officer and Chief Financial Officer, dated February 16, 2004

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

(b) Reports on Form 8-K – None

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

INNOVA PURE WATER, INC.

Dated: February 16, 2004	By:	/s/ ROSE SMITH
Rose C. Smith
President, Chief Executive Officer Director

Dated: February 16, 2004	By:	/s/ JOHN E. NOHREN, JR.
John E. Nohren, Jr.
Chairman of the Board of Directors Chief Financial Officer

Exhibit Index

Exhibit Description

10(r)	Patent License and Strategic Alliance Agreement with Sawyer Products, Inc.

31.1

Certification of the Chief Executive Officer, dated February 16, 2004

(This certification required as Exhibit 31 under Item 601(a) of Regulation S-K is filed as Exhibit 99.1 pursuant to SEC interim filing guidance.) (2)

31.2

Certification of the Chief Financial Officer, dated February 16, 2004

(This certification required as Exhibit 31 under Item 601(a) of Regulation S-K is filed as Exhibit 99.2 pursuant to SEC interim filing guidance.) (2)

32

Written Statements of the Chief Executive Officer and Chief Financial Officer, dated February 16, 2004

(This certification required as Exhibit 32 under Item 601(a) of Regulation S-K is furnished in accordance with Item 601(b)(32)(iii) of Regulation S-K as Exhibit 99.3 pursuant to SEC interim filing guidance.) (2)