Form 10QSB
period 2004-03-31
INNOVA PURE WATER INC /FL/
filed 2004-05-14
CIK 791994

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  YES    ☐  NO

There were 12,173,765 shares of the Registrant’s $.0001 par value common stock outstanding as of March 31, 2004.

Transitional Small Business Format (check one)    Yes  ☐    NO  ☒

Innova Pure Water, Inc.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Innova Pure Water, Inc.

Condensed Financial Statements

Three and Nine Months Ended

March 31, 2004 and 2003 (Unaudited)

Contents

Condensed Financial Statements:

Innova Pure Water, Inc.

Condensed Balance Sheet

March 31, 2004

(Unaudited)

Assets
Current assets:
Cash	$12,600
Cash, restricted	67,000
Accounts receivable, trade, net of allowance for doubtful accounts of $2,000	43,100
Other receivables	4,900
Inventories	50,800
Prepaid assets	36,500
Other current assets	1,800

Total current assets	216,700

Property and equipment, net	21,700

Other assets:
Patents, net	201,800
Other receivables, related party, net of allowance for doubtful accounts of $18,000	100
Other	5,700

Total other assets	207,600

$446,000

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable, trade	$243,900
Advance from shareholder	4,000
Accrued expenses	48,500
Deferred compensation	317,600
Customer deposit	67,000
Deferred revenue	240,200

Total current liabilities	$921,200

Long-term liabilities:
Note payable net of unamortized discount of $32,700	$167,300
Stockholders’ deficit:
Preferred stock; $.001 par value; 2,000,000 shares authorized; 0 shares issued and outstanding
Common stock; $.0001 par value; 50,000,000 shares authorized; 12,203,850 shares issued; and 12,173,765 shares outstanding	1,200
Capital in excess of par value	8,505,500
Accumulated deficit	(9,135,800)

(629,100)
Treasury stock, at cost, 30,085 shares	(13,400)

Total stockholders’ deficit	(642,500)

$446,000

The accompanying notes are an integral part of the condensed financial statements.

Innova Pure Water, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
Net sales	$190,400	161,600	$494,700	411,400
Cost of sales	91,700	100,400	277,900	262,100

Gross profit	98,700	61,200	216,800	149,300

Operating expenses:
Selling expenses		200	200	1,500
General and administrative expenses	201,400	220,800	562,100	625,800
Research and product development	800	17,600	9,900	74,800

	202,200	238,600	572,200	702,100

Loss from operations	(103,500)	(177,400)	(355,400)	(552,800)

Other (income) expenses:
Interest, net	(24,900)	1,400	(19,100)	3,300
Royalties and other income	(5,700)	(14,000)	(45,000)	(56,800)

	(30,600)	(12,600)	(64,100)	(53,500)
Net loss	$(72,900)	(164,800)	$(291,300)	(499,300)

Loss per common share	$(.01)	(.02)	$(.02)	(.05)

Weighted average number of Common shares outstanding	12,173,765	10,660,125	12,173,765	10,545,429

The accompanying notes are an integral part of the condensed financial statements

Innova Pure Water, Inc.

Condensed Statement of Changes in Stockholders’ Deficit

Nine Months Ended March 31, 2004

(Unaudited)

	Common Stock		Capital In Excess Of Par Value	Accumulated Deficit	Treasury Stock
	Shares	Amount
Balance, June 30, 2003	12,203,850	$1,200	$8,592,700	$(8,844,500)	$(13,400)
Value of options returned in connection with sale of patent rights			(87,200)
Net loss				(291,300)

Balance, March 31, 2004	12,203,850	$1,200	$8,505,500	$(9,135,800)	$(13,400)

The accompanying notes are an integral part of the condensed financial statements.

Innova Pure Water, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended March 31,
	2004	2003
Operating activities
Net loss	$(291,300)	$(499,300)

Adjustments to reconcile net loss to net cash (used) by operating activities:
Depreciation and amortization	98,200	108,100
Compensation applied to shareholder receivable		30,000
Decrease in provision for doubtful accounts		(4,900)
Stock and stock options issued for services		1,200
Amortization of note payable discount	15,100
(Increase) decrease in:
Accounts and other receivables	(17,200)	132,500
Inventories	58,100	51,100
Prepaid assets	(36,500)
Other assets	7,300	(4,300)
Increase (decrease) in:
Customer deposits on purchase orders	67,000	61,400
Deferred revenue	(31,500)	31,300
Deferred compensation	157,700
Accounts payable and accrued expenses	1,900	(6,900)

Total adjustments	320,100	399,500

Net cash provided (used) by operating activities	28,800	(99,800)

Investing activities
Acquisition of equipment	(400)
Cost associated with new patents	(1,600)	(29,500)

Net cash used by investing activities	(2,000)	(29,500)
Financing activities
Advances from related parties		124,400
Advance from stockholder	4,000

Net cash provided by financing activities	4,000	124,400
Net increase (decrease) in cash	30,800	(4,900)
Cash, beginning of period	48,800	42,500

Cash, end of period	$79,600	$37,600

Supplemental disclosure of cash flow information and noncash financing activities:
Cash paid during the period for interest	$20,200	$3,300

During the nine months ended March 31, 2004, the Company entered into an agreement to issue a non-exclusive right to a patent in satisfaction of $200,000 of the note payable and cancellation of 800,000 common stock options. As a result of the cancellation of options, the unused value of these options were credited to additional paid in capital.

During the nine months ended March 31, 2003, the Company incurred $17,100 of payables for the acquisition of patents. In addition, Payables decreased $29,400 due to the return of purchased materials to the supplier. The Company issued 200,000 shares of common stock in payment of $17,800 in payables, as well as for $6,200 in prepaid legal services.

During the nine months ended March 31, 2003, the Company applied $30,000 in expensed compensation to a shareholder’s account receivable in a cashless transaction.

The accompanying notes are an integral part of the condensed financial statements.

Innova Pure Water, Inc.

Notes to Condensed Financial Statements

Three and Nine Months Ended March 31, 2004 and 2003 (Unaudited)

1. Condensed Financial Statements

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and nine month periods ended March 31, 2004 and 2003, (b) the financial position at March 31, 2004, and (c) cash flows for the nine month periods ended March 31, 2004 and 2003, have been made.

The unaudited condensed financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in condensed financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying condensed financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended June 30, 2003. The results of operations for the three and nine month periods ended March 31, 2004 are not necessarily indicative of those to be expected for the entire year.

2. Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses in recent years. The Company has incurred an additional loss of ($72,900) for the three month period ended March 31, 2004, which increased the Company’s accumulated deficit to approximately ($9,135,800). The Company also has negative working capital and negative shareholders’ equity of approximately ($704,500) and ($642,500), respectively as of March 31, 2004. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Although the Company continues to maintain costs and institute efforts to conserve cash, such efforts will not make them a viable business entity, and without significant additional revenues they may not be able to stay in business. Two chief executive officers had agreed to defer a substantial portion of their compensation and consulting fees for the period ended March 31, 2003 and to accept securities in lieu of such cash compensation and consulting fees. For the nine month period ended March 31, 2004, the executives have deferred their compensation and consulting fees until such time as compensation can be settled either through issuance of securities or cash compensation.

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

Innova Pure Water, Inc.

Notes to Condensed Financial Statements

Three and Nine Months Ended March 31, 2004 and 2003 (Unaudited)

2. Going Concern (continued)

payments or if these vendors require satisfaction of outstanding obligations to fulfill new orders, the Company’s operations could be adversely affected.

The Company continuously discusses opportunities with new potential strategic alliance partners. Unfortunately, the Company has not procured any new significant strategic alliances for the nine month period ended March 31, 2004 and there is no assurance that they will enter into any new alliances by year end. To date, arrangements with CamelBak, Sawyer Products and Nikken have not generated significant revenues and it does not appear these alliances will result in significant revenues through year end. The Company continues to have discussions with other businesses regarding merging a private company into Innova that has a complimentary business or product lines, although they have not been able to finalize, on reasonable terms, any proposed acquisitions.

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

The Company was the plaintiff in a patent infringement lawsuit entitled Innova/Pure Water, Inc., Plaintiff v. Brita Products Company, Defendant; Case No. 00-157-Civ-T-26C filed by the Company on February 29, 2000. The case was filed with the U.S. District Court, Middle District of Florida, Tampa Division. The Company had claimed patent infringement of U.S. Patent 5,609,759 on the part of the Defendants. On February 26, 2001, the Company and Brita reached a settlement agreement on terms management feels are favorable to the Company which includes quarterly royalty payment. The Company had previously reversed a lower court in the appellate court in the case of Innova vs. Aladdin Marketing who paid damages and exited the market. The issues and patents under question were the same in the Brita, Aladdin, and Safari case.

4. Stock and Stock Options

Stock-based compensation to non-employees is valued using the Black-Scholes option pricing model. During the nine month period ended March 31, 2004, the Company did not grant any stock options. During the nine month period ended March 31, 2003, the Company granted 2,520,000 stock options to two officers of the Company.

Pro forma information regarding net income and net income per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its stock options under the fair value method of SFAS No. 123. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model. The following table illustrates the effect on net income and earnings per share for the nine month period ended March 31, 2003 if the Company had applied the fair value recognition provisions of SFAS No 123, to stock-based employee compensation.

Innova Pure Water, Inc.

Notes to Condensed Financial Statements

Three and Nine Months Ended March 31, 2004 and 2003 (Unaudited)

4. Stock and Stock Options (continued)

2003
As reported:
Net loss	$(499,300)

Basic and diluted loss per common share	$(.05)

Pro forma:
Net loss	$(719,200)

Basic and diluted loss per common share	$(.07)

During the nine months ended March 31, 2004, the Company entered into an agreement to issue a non-exclusive right to a patent in satisfaction of $200,000 of the note payable and cancellation of 800,000 common stock options. As a result of the cancellation of options, the unused value of these options were credited to additional paid in capital.

The following table summarizes the activity related to all Company stock options for the nine months ended March 31, 2004 and the year ended June 30, 2003:

	1996 and 1999 Stock Option Plans		Other
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options granted and outstanding, June 30, 2002	855,000	$.28	1,600,000	$.69
Options granted during the year			2,520,000	.12
Options forfeited during the year	(30,000)	(.25)	(100,000)	(.50)

Options granted and outstanding, June 30, 2003	825,000	$.28	4,020,000	$.34

Options granted during the nine months ended March 31, 2004
Options expired or cancelled during the nine months ended March 31, 2004			(1,100,000)	(.73)
Options granted and outstanding, March 31, 2004	825,000	$.28	2,920,000	$.19

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

Innova cautions readers that in addition to important factors described elsewhere, the following important facts, among others, sometimes have affected, and in the future could affect, the Company’s actual results, and could cause the Company’s actual results during 2004 and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, Innova.

This Management’s Discussion and Analysis and Results of Operations presents a review of the operating results and financial condition of the Company for the three and nine month periods ended March 31, 2004 and 2003. This discussion and analysis is intended to assist in understanding the financial condition and results of operation of the Company and should be read in conjunction with the consolidated financial statements and the related notes. During the three month period ended March 31, 2004, the Board of Directors appointed E. J. Mersis as the Company’s interim Chief Financial Officer.

INCOME STATEMENT DATA

	Nine Months Ended March 31,
	2004	2003
Total revenue	$494,700	$411,400

Net loss	$(291,300)	$(499,300)

Loss per common share—basic	$(.02)	$(.05)

Shares used in per share computation	12,173,765	10,545,429

BALANCE SHEET DATA

March 31,2004
Total assets	$446,000

Working capital	$(704,500)

Long-term debt	$167,300

Stockholders’ deficit	$(642,500)

RESULTS OF OPERATIONS

Net Sales

Net sales for the three month period ended March 31, 2004 were $190,400, an increase of 18 percent from the $161,600 of net sales for the comparable period in 2003. This increase is attributable to the additional sales to Sawyer Products that was not a significant purchaser in the same period ended March 31, 2003.

Net sales for the nine month period ended March 31, 2004 were $494,700, an increase of 20 percent from the $411,400 of net sales for the comparable period in 2003. This increase is attributable to the additional product sales to Nikken and Sawyer Products that occurred during the nine months ended March 31, 2004.

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

During the nine month period ended March 31, 2004 Sawyer Products and Nikken Global, accounted for 49% and 44% of total sales made, respectively. The loss of either one of these customers at this time would have a material impact on the Company’s ability to continue in business.

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

Cost of Sales

For the three months ended March 31, 2004, the cost of sales decreased to $91,700 from the $100,400 of costs for the three months ended March 31, 2003, which equates to a decrease of 9 percent. This decrease is mainly due to the decrease in temporary labor and other cost cutting measures taken in 2004.

For the nine months ended March 31, 2004, the cost of sales increased to $277,900 from the $262,100 cost of sales for the nine months ended March 31, 2003 or an increase of 6%. This increase is mainly due to the increase in sales volume during the period.

Gross profit margin was 52 percentage points for the three months ended March 31, 2004, compared to a gross profit margin percentage of 38 percent for the three months ended March 31, 2003. This increase is principally attributable to increased efficiencies in the manufacturing process and a change in the product mix to sales of products with a higher profit margin.

Gross profit margin increased 8 percentage points for the nine months ended March 31, 2004, to a gross profit margin of 44 percent from an overall gross profit margin of 36 percent for the nine months ended March 31, 2003. This increase is principally attributable to increased efficiencies in the manufacturing process and a change in the product mix to sales of products with a higher profit margin.

Operating Expense

Operating expenses for the three months ended March 31, 2004 were $202,200 as compared to $238,600 for the similar period last year. The 15 percent decrease in operating expenses is principally attributable to the decreases in general and administrative and research and development expenditures.

Operating expenses for the nine months ended March 31, 2004 were $572,200 as compared to $702,100 for the similar period last year. The 19 percent decrease in operating expenses is principally attributable to the decreases in general and administrative and research and development expenditures.

Other Income

For the three months ended March 31, 2004, net interest income amounted to $24,900 as compared to net interest expense of $1,400 for the three months ended March 31, 2003. This increase is due to a decrease in the principal balance of the Sawyer note, thereby decreasing the interest charged and to the Sawyer licensing fee that was not present during the 2003 quarter.

For the nine months ended March 31, 2004, net interest income amounted to $19,100 as compared to net interest expense of $3,300 for the nine months ended March 31, 2003. This increase is principally due to a decrease in the principal balance on the loan from Sawyer, thereby decreasing the interest charged.

Royalty income and other income for the three months ended March 31, 2004 was $5,700 compared to $14,000 for the three months ended March 31, 2003. The decrease was due to a decrease in royalties from Brita and Seychelle Environmental Products during 2004.

Royalty and other income for the nine months ended March 31, 2004 was $45,000 as compared to $56,800 for the nine months ended March 31, 2003. This decrease was due to a decrease in royalty payments from Brita Product and Seychelle Environmental Products.

Income Taxes

Due to the Company’s history of operating losses, management has established a valuation allowance in the full amount of the deferred tax assets arising from these losses because management believes it is more likely than not that the Company will not generate sufficient taxable income within the appropriate period to offset the operating loss carryforward.

Net Loss

Net loss for the three months ended March 31, 2004 amounted to $72,900 as compared to net loss of $164,800 for the three months ended March 31, 2003. This decrease in the net loss is principally attributable to the decrease in cost of sales, royalty and other income from the licensing of the Company’s technology and by the reduction in general and administrative and research and development expenditures.

Net loss for the nine months ended March 31, 2004 amounted to $291,300 as compared to the net loss of $499,300 for the nine months ended March 31, 2003. This decrease in the net loss is principally attributable to the decrease in cost of sales, royalty and other income received from the licensing of the Company’s technology and the reduction in general and administrative and research and development expenses.

Loss Per Share

For the three months ended March 31, 2004, basic loss per share amounted to $(.01). For the comparable period in 2003, basic loss per share amounted to $(.02).

For the nine months ended March 31, 2004, basic loss per share amounted to $(.02). For the comparable period in 2003, basic loss per share amounted to $(.05).

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

For the nine months ended March 31, 2004, net cash provided by operating activities amounted to approximately $28,800, compared to the net cash used by operating activities of approximately $99,800 for the comparable period in 2003. This decrease in cash used is primarily a result of the increase in deferred compensation, which is offset by the increases in accounts and other receivables and accounts payable and accrued expenses.

Investment Activities

The Company’s investment activities include equipment purchases and patent acquisitions.

Net cash used by investing activities for the nine months ended March 31, 2004 was approximately $2,000, as compared to net cash used by investing activities of approximately $29,500 for the comparable period in 2003. This decrease in cash expended for investing activities is due primarily to decreased expenditures for new patent acquisitions.

Financing Activities

The Company’s financing activities include advances from related parties and payments on capital lease obligations.

Net cash provided from financing activities for the nine months ended March 31, 2004 was approximately $4,000, as compared to net cash provided by financing activities of approximately $124,400 for the nine months ended March 31, 2003. This decrease resulted from the decrease in advances from related parties during the nine months ended March 31, 2003.

CAPITAL RESOURCES

As shown in the accompanying financial statements, we incurred a net loss of $291,300 during the nine months ended March 31, 2004 and as of that date, our current liabilities exceeded our current assets by $704,500. Therefore, our ability to continue as a going concern is uncertain. We expect to incur significant losses in the future. As a result, we will need to generate significant revenues to achieve profitability and may never achieve profitability.

Although we continue to maintain our efforts to conserve cash, such efforts will not make us a viable business entity, and without significant additional revenues we may not be able to stay in business. Our two executive officers have agreed to defer a substantial portion of their compensation and consulting fees and to accept our securities in lieu of such cash compensation. There is no assurance that our executives will continue to accept our securities in lieu of compensation.

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

As of March 31, 2004, we had past due invoices totaling approximately $52,900 with our major bottle supplier and molded parts supplier. Each of these suppliers have agreed to accept minimum weekly payments of $1,000 (minimum of $8,000 collectively per month) to satisfy these unpaid obligations. To date we have not experienced any difficulty in securing the necessary raw materials from these or other vendors. However, if we fail to maintain these weekly payments or if our vendors require satisfaction of outstanding obligations to fulfill new orders our operations could be adversely affected.

We are in continuous discussions with new prospective strategic alliance partners. To date, our arrangements with CamelBak, Sawyer Products and Nikken have not generated sufficient revenues and it does not appear these alliances will result in significant revenues for fiscal 2004. We continue to have discussions with two investor groups and another water related business regarding merging their private company into Innova. The subject companies other businesses have complimentary business or product lines. We have not been able to finalize the terms of any proposed acquisitions, however we will continue to explore this possibility in fiscal 2004.

Our principal capital and liquidity needs historically have related to the acquisition, procurement and manufacturing of component parts relating to our water filtration products, sales and marketing activities, the development of manufacturing infrastructure, litigation costs associated with patent protection, and compensation to our executive officers. Because we have not had sufficient capital resources, we have substantially scaled back research and development efforts and marketing and improvement of our manufacturing infrastructure. Unfortunately, we do not believe that we are in position to substantially decrease our capital and liquidity requirements through additional cost cutting efforts. Thus, there is no assurance that we will be able to stay in business. If we are not able to attract additional capital or generate significant revenues through our existing or new strategic alliances, it does not make sense for us to continue our status as a reporting issuer under Section 12(g) of the Securities Exchange Act of 1934, as amended. As such, management may be required to deregister in fiscal year ending June 30, 2004 as it will be unable to absorb and pay for the costs of maintaining its status as a reporting issuer under the 1934 Act.

Other

Effective August 6, 2003 the Company entered into a Patent License and Strategic Alliance Agreement with Sawyer Products, Inc. The agreement calls for a License fee of $200,000 be paid by Sawyer Products, which will be deducted from the note payable presently outstanding between the parties, together with a reduction of the option package, issued during March 2002, by 800,000 options. Also, Sawyer must sell at least 1,000 finished products each year, beginning January 1, 2003. In exchange for this consideration, the Company will grant Sawyer Products, Inc. a non-exclusive License for the life of the patent to distribute and sell the licensed product and manufacture the product purchased by Sawyer, only in such instances that Innova is unable to supply the licensed product to Sawyer.

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

Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of March 31, 2004. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to Innova Pure Water, Inc., including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

(b) Changes in internal controls over financial reporting.

In addition, there were no significant changes in our internal control over financial reporting that could significantly affect these controls during the quarter ended March 31, 2004. We have not identified any significant deficiency or materials weaknesses in our internal controls, and therefore there were no corrective actions taken.

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

Item 2. Changes in Securities

During the nine month period ended March 31, 2004, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

Item 3. Defaults Upon Senior Securities

During the nine month period ended March 31, 2004, the Company was not in default on any of its indebtedness.

Item 4. Submission of Matters to a Vote of Security Holders

During the nine month period ended March 31, 2004, the Company did not submit any matters to a vote of its security holders.

Item 5. Other Matters

The Company does not have any other material information to report with respect to the nine-month period ended March 31, 2004.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits included herewith are:

10(r)	Patent License and Strategic Alliance Agreement with Sawyer Products, Inc.

31.1

Certification of the Chief Executive Officer, dated May 13, 2004

(This certification required as Exhibit 31 under Item 601(a) of Regulation S-K is filed as Exhibit 99.1 pursuant to SEC interim filing guidance.) (2)

31.2

Certification of the Chairman of the Board, dated May 13, 2004

(This certification required as Exhibit 31 under Item 601(a) of Regulation S-K is filed as Exhibit 99.2 pursuant to SEC interim filing guidance.) (2)

31.3

Certification of the Chief Financial Officer, dated May 13,2004

(This certification required as Exhibit 31 under Item 601(a) of Regulation S-K is filed as Exhibit 99.2 pursuant to SEC interim filing guidance.) (2)

32

Written Statements of the Chief Executive Officer and Chief Financial Officer, dated May 13, 2004

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

INNOVA PURE WATER, INC.

Dated: May 13, 2004	By:	/s/ ROSE SMITH
Rose C. Smith President, Chief Executive Officer Director

Dated: May 13, 2004	By:	/s/ JOHN E. NOHREN, JR.
John E. Nohren, Jr. Chairman of the Board of Directors

Dated: May 13, 2004	By:	/s/ E. J. MERSIS
E. J. Mersis Interim Chief Financial Officer

Exhibit Index

Exhibit Description

10(r)	Patent License and Strategic Alliance Agreement with Sawyer Products, Inc.

31.1

Certification of the Chief Executive Officer, dated May 13, 2004

(This certification required as Exhibit 31 under Item 601(a) of Regulation S-K is filed as Exhibit 99.1 pursuant to SEC interim filing guidance.) (2)

31.2

Certification of the Chairman of the Board, dated May 13, 2004

(This certification required as Exhibit 31 under Item 601(a) of Regulation S-K is filed as Exhibit 99.2 pursuant to SEC interim filing guidance.) (2)

31.3

Certification of the Chief Financial Officer, dated May 13, 2004

(This certification required as Exhibit 31 under Item 601(a) of Regulation S-K is filed as Exhibit 99.2 pursuant to SEC interim filing guidance.) (2)

32

Written Statements of the Chief Executive Officer and Chief Financial Officer, dated May 13, 2004

(This certification required as Exhibit 32 under Item 601(a) of Regulation S-K is furnished in accordance with Item 601(b)(32)(iii) of Regulation S-K as Exhibit 99.3 pursuant to SEC interim filing guidance.) (2)