Form 10KSB
period 2004-06-30
INNOVA PURE WATER INC /FL/
filed 2004-11-03
CIK 791994

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

Commission File Number 0-29746

INNOVA PURE WATER, INC.

(Exact name of registrant as specified in charter)

Florida	59-2567034
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

13130 – 56th Court, Suite 609, Clearwater, Florida	33760
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (727) 572-1000

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act, Common Stock, par value $.0001

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB  ☒

State issuer’s revenues for its most recent reporting period June 30, 2004 $671,300

Aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2004 was $496,944.

The number of shares of the Issuer’s Common Stock, par value $.0001 outstanding as of June 30, 2004 was 12,423,601

Transitional Small Business Disclosure Format     ☐  Yes    ☒  No

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

We hold in excess of 40 patents, issued or pending, directly associated with water treatment and purification which provide us with competitive advantages. It has been our ability to create both new products and develop technology that has permitted Innova to differentiate ourselves from other competitors within the field and protect our product advantage. We have also demonstrated the ability to address and open significant new markets. Examples of these markets are portable personal and sport type filter bottles for both mass markets desiring chemical, taste and odor removal, and outdoor markets where biological contaminant protection is a critical issue. Innova has attracted interest from large consumer products companies enabling Innova to differentiate itself as a product innovator and creator and licensor as well as product producer, thus making us attractive as a strategic alliance partner to marketing and consumer product companies such as Sawyer Products, CamelBak Products, and since December 2002 Innova has been supplying Nikken, Inc with their sport filter bottle products incorporating Nikken’s exclusive PiMag additive and is in the process of proposing additional water treatment products for Nikken. We are currently in various stages of discussion with other companies about possible strategic alliances.

Our water filtration products are designed to provide an improved quality and much better tasting water for the average consumer at an affordable price. The Innova filtration process has been shown under independent taste tests to have no discernible taste or quality differences from the expensive premium priced bottled waters, while costing a fraction of the price. The products initially produced by the Company were designed to treat tap water, reducing chlorine, lead, taste and odor. Within the past three years the emphasis has shifted to products which also remove bacteria and protozoea while retaining the capability for the removal of specific chemical contents. Innova is presently in the development stages of larger appliance type products for the discerning consumer.

We have developed filtration products for the removal of biological contaminants including protozoa, cysts, and bacteria. A separate new product to disinfect water, which eliminates viruses, has been under review by the EPA. Products of this nature satisfy the needs of the outdoor, emergency, and international markets requiring highly effective products for the treatment of biologically contaminated water. The company has or is introducing both portable and fixed products in the biological category. Other future products under development continue to include a Carafe’ and specialty filter bottle products along with in-home appliance type products. Although Innova has very high expectations regarding the introduction of new products, there is no guarantee that these products will be fully developed or make it into the market place. All products developed by Innova are created to meet world market requirements as well as the needs of the U.S. domestic market. If these products make it to market, there is no assurance that the Company will be able to commercially exploit its water purification technologies on a profitable basis.

We believe that as a result of the diminishing quality of tap water, both domestically and world wide, the opportunities for the application of our water filtration products and technology will continue to grow for a number of years. The water filter market continues to grow reflecting consumer need for effective and efficient portable filtration devices. It is management’s opinion that there will be substantial growth in sales in the water filtration product category, both domestically and internationally. The water treatment industry remains in the developing stage with major growth still to come, both domestically and internationally.

It has been found that to a significant number of the consumers, drinking tap water has become both distasteful and suspect as a result of the use of chlorine, which forms carcinogenic by-products and is strongly suspected by some members of the medical community to be a cause of arterial and heart disease. In addition, the dangers and frequency of heavy metals such as lead in tap water, as well as the infrequent yet real potential for the presence of pathogenic biological contamination have made the consumer aware of the potential dangers associated with drinking tap water. The typical consumer of the Company’s products primarily seeks clean, fresh tasting water. Lead, in water, has become a well publicized and serious health concern to a large percentage of the populace, especially to mothers concerned for the health of their children. It has also been known that bacteria contaminated private wells are pervasive and the source and cause of illness both domestically and worldwide

The retail customer base for our products consists of mass merchandisers, outdoor retailers, sporting goods stores as well as a wide range of markets seeking products eliminating biological contaminants from naturally occurring surface water. This also constitutes the basic domestic market universe of strategic alliance partners that typically have wide distribution in retail stores and the outdoor and international traveler markets. While there is no assurance that Innova’s products will be purchased by retail customers, we hope to be a substantial participant in the alternative to bottled drinking water market as the market for water treatment products increase.

In order to overcome the disadvantage of being a small company, and lack of capital to adequately support a national sales program, our strategy has been and remains to create strategic alliances with nationally recognized companies. As a result, we obtain the distribution and sales of its products on a national and international basis without incurring the sales and marketing costs usually associated with the sales of consumer products. The Company also benefits by the consumer acceptance of the brand names and the reputation of the strategic alliance partners such as Sawyer Products in the camping and outdoor markets; and CamelBak Products in a wide variety of retail stores, catalogs, and the military with their hydration products and Nikken with direct to the consumer distribution domestically and internationally.

In addition to the sales of products either directly or through strategic alliance partners, Innova is willing to license competitive companies allowing them to sell into the market in return for financial remuneration. In this regard, Innova has licensed Brita Products and Seychelle Environmental to produce and market specific products under license. Sawyer Products has been licensed to market under specific patents. To date, with acceptance of Sawyer, license fees have not been a material source of revenues.

During the fiscal year ended June 30, 2003, shipments of the Company’s filtration products to CamelBak, Nikken, Inc. and Sawyer Products comprised the majority of the Company’s total sales for the fiscal year comprising 20%, 42% and 25%, respectively. For the fiscal year ended June 30, 2004, shipments to Sawyer Products and Nikken, Inc. comprised the majority of sales for the year, comprising 55% and 40%, respectively.

In connection with the Licensing, Product Supply and Strategic Alliance Agreement entered into with CamelBak on July 15, 2002, we granted CamelBak a worldwide exclusive license to market and distribute Innova in-line biological-chemical filters for use with hydration packs to the military and after markets currently serviced by CamelBak specifically excluding Japan and France. The initial order from CamelBak was for 10,000 filtration units. CamelBak paid us an exclusive initial distribution fee of $50,000. The exclusivity of this license expires in July of 2004 as a result of CamelBak’s failure to meet their purchasing requirements. As a result, Innova will seek additional lines of distribution for this product.

Innova continues to search for major multinational companies for distribution into the international markets. To date, distribution into international markets has not yet developed into what management hopes will be substantial and consistent sales.

CURRENT PRODUCTS

We currently produce products for distribution and sales through our strategic alliance partners, as well as directly to select classes of trade on both a domestic and international basis. All products currently marketed are patent protected under one or more issued or pending patents. Additional patents are also pending. See “Business-Intellectual Property.” We currently offer the following products:

1.	A 16 oz. standard 28 mm neck PET water bottle with replaceable filter, “A Filter” and a push-pull valve cap;

2.	A 16 oz. LDPE sport type bottle with “B Filter” with a push-pull valve cap.

3.	A 27 oz. LDPE sport type bottle with a “B Filter” with a push-pull valve cap.

4.	Replacement filters “A”, “B” chlorine removal, and “B” lead and chlorine removal for installation into Sawyer, Avon, Culligan, and Innova WaterWay® sport type bottles.

5.	A dual filter biological and chlorine/lead removal sport type bottle.

6.	An in-line combination bacteria/protozoa and chlorine/lead removal filter for hydration packs and container-to-container filtration and water treatment applications.

7.	And selected products produced exclusively for Nikken and Sawyer Products.

Innova has been successful in improving the functionality and contaminant removal capability of its standard “A” and “B” filters used in the sport and personal line of water filter bottles. Both filters now remove over 90% of chlorine when new and remain above the 75% minimum required over 20 gallons for certification by NSF International. Both also remove over 90% of lead at a flow of 10ml/sec over the suggested 20 gallon life of the product. No competitive product contains this capacity for lead removal nor can equal the Innova filters for certified chlorine removal capability.

We manufacture and assemble our current product line in Clearwater, Florida. We also utilize several component vendors and contract manufacturers. As a result of the vendor relationships established over the years, management believes we have reliable and available capacity to sustain the production of the current product lines. We have investigated possible overseas suppliers and may use overseas assembly and overseas manufacturing sources in the future. Although the Company expects an advantage in manufacturing costs from overseas relationships, there is no assurance that these relationships will be sufficiently tractable for the Company’s needs; further, there is no assurance that such vendor relationships will continue in a successful manner.

PRODUCT DEVELOPMENT

The Company has historically been actively engaged in new product development, and the application of new and emerging technology for products which will increase our value to both strategic alliance partners and investors. It is the opinion of management that the technology and product concepts controlled by us can permit our strategic alliance partners to become, and remain, the dominant companies in consumer water treatment. Products under development include improved highly flexible multi-purpose water filter bottle designs, biological treatments with expanded functionality, and our patented “Static Filtration” technologies. Development pertaining to products that are classified in the “appliance” category have also been undertaken.

A prototype of the “System” type sports bottle has been completed and has generated interest. In the “System” approach, treatment options are arranged radially rather than axially. This allows for higher performance and the ability to incorporate more treatment options. It remains to be seen if this product will be placed in production in the near future.

Efforts are ongoing to extend our biological treatments to cover waters which suffer from viral contamination. Innova has entered into a marketing agreement with the producer of a highly effective chlorine tablet. To date, this product, has been submitted to the EPA for approval.

Development of high performance “Static Filtration” pitcher/bottle products has been completed. The Company will place products using this technology into production once the distribution channels have been secured and the Company is prepared to place the product within its budget. Patents have been issued on technical aspects including filter media manufacture. In “Static Filtration”, passive means are used to ensure that the residence times required for optimal treatment occur within the treatment vessels. Additional patent applications have been filed.

Although we are attempting to improve the time to market of our developmental efforts, there is no assurance that the Company will ever successfully bring these products to market.

During fiscal years ended June 30, 2004 and 2003, we spent $10,100 and $92,300, respectively, on research and product development. Unless we generate significant sales or obtain additional capital we will not be able to sustain our research and development efforts.

SALES AND BACKLOG

The net sales for the fiscal year ended June 30, 2004 were $671,300. The net sales for the preceding fiscal year ending June 30, 2003 were $608,000. Gross revenue for fiscal year ending June 30, 2004 was $805,900 as compared with gross revenue of $678,100 for the preceding year ended June 30, 2003.

Delays in the completion and introduction of our second and third generation biological dual filter sport bottles and the marketing dictates of packaging reduced the market penetration. For the developing appliance category of water treatment products, the need to supply highly demanding test data as produced and certified by NSF has delayed the introduction of this class of product together with financial constraints.

As has been noted in Footnote 1 of the accompanying annual financial statements, 95% of the Company’s sales were to Sawyer Products and Nikken for the fiscal year ended June 30, 2004. The loss of either of these customers would have a materially adverse impact on our financial position.

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

The introduction of our biological product line brings us into direct competition with products making similar claims, which are marketed by Extreme and Safe Water Anywhere. We commissioned a study by an independent laboratory located at the University of South Florida whose test results have shown our product to provide superior performance under actual use conditions. Products pressurized by pump pressure and marketed by Katadyne and Mountain Safety Research are also competitive in performance while considerably more expensive. The Innova Biological product was tested by Spectrum Laboratories, an EPA recognized independent testing laboratory, which when subjected to the full EPA protocol provided the required minimum six log reduction (99.9999%), or better. We know of no other similar product that has passed this test.

We also compete indirectly with other companies that supply bottled water, including The Perrier Group of America, Inc. (Dasani, Aquifina, Arrowhead Mountain Spring Water, Poland Spring, Ozarka Spring Water, Zephyrhills Natural Spring Water, Deer Park, Great Bear and Mountain Ice) and Great Brands of Europe (Evian Natural Spring Water and Dannon Natural Spring Water). The Company also competes with numerous regional bottle water companies located in the United States and Canada.

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

INTELLECTUAL PROPERTY

We have a strong intellectual property position. This position includes rights to numerous patents in the consumer product water treatment field with over 40 issued or pending patents which are specifically related to consumer water treatment products. . The patents and related rights were assigned to the Company from Mr. Nohren and other employees.

On July 30, 1999, Innova brought an action for infringement of Innova patent #5,609,759 against Safari Water Filtration Systems, Inc. d/b/a Safari Outdoor Products of Broom Field, Colorado. Innova filed for summary judgment and the Court found in behalf of Safari, subsequently, Innova immediately filed an appeal in the Federal Court of Appeals as case 04-1097. On August 11, 2004 the Court of Appeals overturned the lower court’s decision and returned the case to the lower court. Innova has again filed for summary judgment and currently, the case remains pending in Tampa Federal Court, Case No.99-1781-CIV-T-23F. See “Description of Business – Litigation”.

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

We have a domestic filter element production capacity of over 9,000,000 units per year. This capacity may be increased should demand increase beyond the existing capacity. Two or more suppliers are available for most components. By so doing we have established a close working relationship with competent suppliers to assure price and quality competition and sufficient capacity to meet current and future requirements. Injection and bottle molds are owned or managed by Innova. Even so there is no assurance, that competitive pricing and production capacity will be available in the future.

Presently, one company supplies the blow-molded components. A second Company supplies the majority of our injection molded components. Typically, we own the tooling to produce the blow and injection molded components.

Several years ago we changed from principally manual assembly and packaging operations to partially mechanized operations. These operations include assembling; (1) the media elements into the housings; (2) the closure to the filter housings; (3) the top and valve components together; and (4)the semi-automatic assembly of certain filters into hermetically sealed bags, and (5) automatic labeling of the bottles, as appropriate.

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

EMPLOYEES

As of June 30, 2004, we had four full-time employees and one part time employees. This includes its two executive officers, one administrative and clerical person, one vice president who is our manufacturing manager, and one part-time person who provides accounting support. The manufacturing and manager is supplemented by as many as 15 contract employees, as required.

ITEM 2. DESCRIPTION OF PROPERTY

We occupy approximately 6,400 feet of air-conditioned office, manufacturing and warehouse space located at 13130 – 56th Court, Suite 607-610, Clearwater, Florida 33760. The product development laboratory is also located in the building. The facilities are leased and a new one-year lease commenced April 1, 2004. The monthly rent payment for these facilities is approximately $3,500.

ITEM 3. LEGAL PROCEEDINGS

Innova brought an action for infringement of Innova patent #5,609,759, Safari Water Filtration Systems, Inc. d/b/a Safari Outdoor Products of Broom Field, Colorado. This case was filed in Tampa Federal Court, Case No.99-1781-CIV-T-23A on August 4, 1999. The Company has claimed patent infringement of U.S. Patent 5,609,759 on the part of the defendants. Management believes we have a strong case, especially in light of the favorable outcome of the Brita, Aladdin and Seychelle patent infringement cases. Innova filed for summary judgment and the court ruled in favor of Safari on December 16, 2003. Innova immediately filed an appeal with the United States Court of Appeals, case 04-1097, and on August 11, 2004, the Appeals Court reversed the lower court’s decision. The case was remanded back to the Circuit Court on September 1, 2004 to find on any remaining issues. Innova has filed for summary judgment or the prompt setting of a trial date. On September 16, 2004, Safari’s attorney withdrew as counsel and requested a thirty day extension to respond to Innova’s request.

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

Previously, patent infringement suits were instituted by Innova in which Innova prevailed. These separate suits were vs. Aladdin Sales and Marketing and vs. Seychelle Environmental; both of which were settled to Innova’s satisfaction. Aladdin is paying damages and exiting the market and Seychelle has entered into a license agreement with Innova.

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

	Sales Price
	High	Low
FISCAL YEAR ENDED JUNE 30, 2004
Fourth Quarter	0.080	0.040
Third Quarter	0.070	0.040
Second Quarter	0.100	0.060
First Quarter	0.140	0.080

FISCAL YEAR ENDED JUNE 30, 2003
Fourth Quarter	0.140	0.050
Third Quarter	0.090	0.050
Second Quarter	0.130	0.050
First Quarter	0.280	0.060

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

As of June 30, 2004 and there were approximately 400 beneficial owners of our common stock with 12,449,684 shares issued and 12,423,601 shares outstanding.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

IMPORTANT NOTE ABOUT FORWARD-LOOKING STATEMENTS

The following discussion and analysis should be read in conjunction with our audited financial statements as of June 30, 2004 and the notes thereto, all of which financial statements are included elsewhere in this form 10-KSB. In addition to historical information, the following discussion and other parts of this Form 10-KSB contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to factors discussed under “Business” and elsewhere in this Form 10-KSB.

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

SELECTED SUMMARY INCOME STATEMENT DATA

	Year Ended June 30
	2004	2003
Total sales revenue	$671,300	$608,000
Net loss	$(282,800)	$(579,900)
Loss per common share – basic	$(.02)	$(.05)
Shares used in per share computation	12,182,781	11,129,290
Loss per common share – assuming dilution	$(.02)	$(.05)
Shares used in diluted computation	12,182,781	11,129,290

SELECTED SUMMARY BALANCE SHEET DATA

June 30, 2004
Total assets	$360,900
Working capital deficit	$(444,500)
Long-term debt	$164,400
Stockholders’ deficit	$(608,900)

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The following discussion and analysis is based upon our financial statements, which have been prepared in accordance with accounting principles general accepted in the United States of America. The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of revenues and expenses, and assets and liabilities during the periods reported. Estimates are used when accounting for certain items such as revenues, allowances for returns, doubtful accounts, employee compensation programs, depreciation and amortization periods, taxes, inventory values, insurance programs, goodwill, other intangible assets and long-lived assets. We base our estimates on historical experience, where applicable and other assumptions that we believe are reasonable under the circumstances. Actual results may differ from our estimates under different assumptions or conditions.

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

See also Footnote 3 – Significant Accounting Policies in the Financial Statement.

RESULTS OF OPERATIONS

Net Sales

Net sales for the twelve-month period ended June 30, 2004 were $671,300, an increase of 10 percent from the $608,000 of net sales for the comparable period in 2003. This increase was due to increased sales to trading partners Sawyer Products and Nikken Global. For the fiscal year ended June 30, 2004, shipments to Sawyer Products and Nikken, Inc. amounted to 55% and 40% of sales, respectively.

Cost of Sales

For the year ended June 30, 2004, the cost of sales increased to $396,500 from the $343,400 of cost of sales for the year ended June 30, 2003. This increase is mainly due to the increase in sales.

Gross profit margin decreased 3 percent for the year ended June 30, 2004, to 41 percent from an overall gross profit margin of 44 percent for the year ended June 30, 2003.

Operating Expense

Operating expenses for the year ended June 30, 2004 were $660,400, or 98 percent of net sales. For the comparable period in 2003, operating costs amounted to $858,100, or 141 percent of net sales. The decrease in operating expenses is principally due to a reduction in non-essential expenditures. Also, we reduced the amount of expenditures for research and development.

Other Income and Expense

For the year ended June 30, 2004, net interest expense amounted to $31,800 as compared to net interest expense of $56,500 for the year ended June 30, 2003. This change is due to the interest on a note payable during the year ended June 30, 2003 and the Company recording $45,000 as interest expense through the amortization of the discount on the $400,000 note payable. The discount on the note payable originated through a reconsideration of the relationship between an individual receiving options for marketing services and the relationship between the entity that advanced us the $400,000. Originally the individual was treated as an employee and no imputed expense was recognized. Upon closer review, Innova recognized the relationship between this individual and the entity that advanced us the $400,000 interest free loan. Accordingly, the fair market value of these options is treated as a discount.

Royalty income for the year ended June 30, 2004 of $21,800 was due to royalties received from Brita Products for the licensing of the Company’s technology. Royalty income for the year ended June 30, 2003 of $45,100 was also due to the licensing of the Company’s technology to Brita Products and Seychelle Environmental. The increase in royalty income is due to the new agreement with Sawyer Products that began in fiscal year ended June 30, 2004.

Other income for the year ended June 30, 2004 and 2003 of $112,800 and $25,000, respectively, realized revenue for the from the exclusive licensing agreement payments received from CamelBak and Sawyer Products.

Income Taxes

Due to the Company’s history of operating losses, management has established a valuation allowance in the full amount of the deferred tax assets arising from these losses, as management believes it is more likely than not that the Company will not generate sufficient taxable income within the appropriate period to offset these operating loss carry forwards.

Net Loss

Net loss for the year ended June 30, 2004 amounted to $282,800, as compared to net loss of $579,900 for the comparable period in 2003. The decrease in net loss is primarily a result of the increase in sales and the cost cutting measures implemented by management.

Loss Per Share

For the year ended June 30, 2004, basic and diluted loss per share amounted to $(.02). For the comparable period in 2003, basic and diluted loss per share amounted to $(.05). The decrease in loss per share is due to the decrease in net loss between the comparable periods.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

For the year ended June 30, 2004, net cash provided by operating activities amounted to $5,000, as compared to the $33,800 provided by operating activities for the comparable period in 2003. This change is primarily due to the decrease in accounts and other receivables as of June 30, 2004.

Investment Activities

The Company’s investment activities include equipment sales and purchases, patent acquisition and defense and receipt of restricted cash.

Net cash used by investing activities for the year ended June 30, 2004 was approximately $67,400, as compared to net cash used by investing activities of approximately $27,500 for the comparable period in 2003. The decrease in cash expended for investing activities is due primarily to a decrease in expenditures on new equipment and the receipt of cash during the year ended 2004 to be used for a specified purpose.

Financing Activities

The Company provided $13,600 of financing activities for the year ended June 30, 2004, as compared to no financing activities for the year ended June 30, 2003. This change resulted primarily from the bank overdraft.

During the year ended, June 30, 2003, the Company recognized that the issuance of 1,200,000 options was partially based upon the relationship between the individual and the entity that advanced the Company $400,000 on an interest-free loan and will no longer consider the individual an employee. Therefore, the Company treated the fair value of these options, $180,000, as prepaid interest and is amortizing them over the term of the note.

As shown in the accompanying financial statements, we incurred a net loss of $282,800 during the year ended June 30, 2004 and as of that date; our current liabilities exceeded our current assets by $670,700. Therefore, our ability to continue as a going concern is uncertain. We expect to incur significant losses in the future. As a result, we will need to generate significant revenues to achieve profitability and may never achieve profitability.

Although we continue to maintain our efforts to conserve cash, such efforts will not make us a viable business entity, and without significant additional revenues we may not be able to stay in business. Our two executive officers have agreed to defer a substantial portion of their compensation and payments.

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

As of June 30, 2004, we had past due invoices totaling approximately $36,400 with our major bottle supplier and molded parts supplier. Each of these suppliers have agreed to accept minimum weekly payments of $1,000 (minimum of $8,000 collectively per month) to satisfy these unpaid obligations. To date we have not experienced any difficulty in securing the necessary raw materials from these or other vendors. However, if we fail to maintain these weekly payments or if our vendors require satisfaction of outstanding obligations to fulfill new orders our operations could be adversely affected.

We are in continuous discussions with new prospective strategic alliance partners. Unfortunately, we have not secured any new significant strategic alliances in fiscal 2004 and there is no assurance we will enter into any new alliances in fiscal 2005. To date, our arrangements with CamelBak, Sawyer Products and Nikken have not generated significant revenues and it does not appear these alliances will result in significant revenues for fiscal 2005. We continue to have discussions with other businesses regarding merging a private company into Innova that has a complimentary business or product lines. We have not been able to finalize the terms of any proposed acquisitions. We will continue to explore this possibility in fiscal 2005.

Our principal capital and liquidity needs historical have related to the acquisition, procurement and manufacturing of component parts relating to our water filtration products, sales and marketing activities, the development of manufacturing infrastructure, litigation costs associated with patent protection, and compensation to our executive officers. Because we have not had sufficient capital resources, we may have to substantially scale back research and development efforts, marketing and improvement of our manufacturing infrastructure. Unfortunately, we do not believe that we are in position to substantially decrease our capital and liquidity requirements through additional cost cutting efforts. Thus, there is no assurance that we will be able to stay in business. If we are not able to attract additional capital or generate significant revenues through our existing or new strategic alliances, it does not make sense for us to continue our status as a reporting issuer under Section 12(g) of the Securities Exchange Act of 1934, as amended. As such, management may be required to deregister in fiscal year ending June 30, 2005 as it will be unable to absorb and pay for the costs of maintaining its status as a reporting issuer under the 1934 Act.

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

Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of June 30, 2004. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to Innova Pure Water, Inc., including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth certain information with respect to each person who is a director or an executive officer of the Company as of June 30, 2004.

Name	Age	Position
John E. Nohren, Jr.	73	Chairman of the Board, Director
Rose C. Smith	53	President, Chief Executive Officer, Director
Emanuel Mersis	60	Interim Chief Financial Officer, Director
John T. Smith	48	Vice President- Manufacturing
Peter Christensen	54	Director

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

BUSINESS EXPERIENCE OF EXECUTIVE OFFICERS AND DIRECTORS

John E. Nohren, Jr. has been Chairman of the Board of the Company since its inception. During 1996, with Mr. Nohren’s consent and approval, he resigned as President and Rose C. Smith was appointed his successor. He subsequently resigned as Chief Executive Officer in June of 1997 when Rose C. Smith was appointed his successor. In June 1998, Mr. Nohren was elected Treasurer and interim Chief Financial Officer. He was also the founder and the major shareholder of a prior Company, Innova, Inc., founded in 1969 to service the increasing requirement of the U.S. Department of Defense for sophisticated automation and hazardous waste management. With government funding, Mr. Nohren made technological advances for dealing with water contamination of various natures. The applications included the treatment of water in a chemical, biological, or nuclear war scenario. The applications also dealt with the removal of a variety of contaminants from the production of military products. The obvious voids, and needs for the application of those technologies to consumers lead to the formation of the Company in 1985. He is the named inventor on patents, which he has assigned to the Company.

Rose C. Smith was appointed President during 1996, and President and Chief Executive Officer effective June 30, 1997. Ms. Smith began her career in the financial community at Bache and Co., Inc. (Prudential Securities, Inc.) and was a financial adviser to the principals of the Moore McCormick Shipping Lines. She functioned in a number of consulting roles relative to product acquisition, licensing, and line extensions and has been retained by Aguecheek Ltd. in England, which owned the licensing rights to Armani, Valentino, Ungaro, Tiffany and others. Ms. Smith was also a consultant regarding potential corporate acquisitions for Marubeni in Tokyo. She became associated with the Company in 1993 as a marketing consultant, hence became the Director of Business Development until elected President in 1996, and Chief Executive Officer in June 1997.

Emanuel Mersis has been a director of the Company since 2000 and began serving as Interim CFO in the fiscal year ended June 30, 2004. Mr. Mersis has over 30 years experience in consumer packaged goods general management, finance, operations, marketing, sales, and acquisitions/divestitures. Mr. Mersis has held senior management positions with Aqua Clara Bottling and Distribution, Inc., Westvaco Corporation’s Consumer Packaging Division, and Signature Brands LLC. Mr. Mersis has also served in senior sales and marketing positions with RJR Foods/Del Monte, Alberto-Culver Company, and the Procter & Gamble Company.

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

BOARD OF DIRECTORS

The Company’s Bylaws fix the size of the Board of Directors at no fewer than one and no more than nine members, to be elected annually by a plurality of the votes cast by the holders of Common Stock, and to serve until the next annual meeting of stockholders and until their successors have been elected or until their earlier resignation or removal. During the fiscal year ended June 30, 2004, Andrew Greenburg resigned due to other increased business obligation. We currently have four (4) directors, two (2) of which are outside directors.

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

During fiscal year ended 2004 our Board of Directors held one meeting at which all directors were present. We do not have a separate compensation or nominating committee.

AUDIT COMMITTEE

The Audit Committee consists of the entire Board of Directors. The Audit Committee selects the independent auditors; reviews the results and scope of the audit and other services provided by the Company’s independent auditors, and reviews and evaluates the Company’s internal control functions. The board of directors has determined that E.J. Mersis is the audit committee “financial expert”, as such term is defined under federal securities law, and is not independent. Mr. Mersis is an expert by virtue of: (i) education and experience as a principal financial officer, principal accounting officer, controller, public accountant or auditor or experience in one or more positions that involve the performance of similar functions; (ii) experience actively supervising a principal financial officer, principal accounting officer, controller, public accountant, auditor or person performing similar functions; (iii) experience overseeing or assessing the performance of companies or public accountants with respect to the preparation, auditing or evaluation of financial statements; and (iv) other relevant experience.

ITEM 10. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The following table shows the compensation paid or accrued by the Company for the fiscal years ended June 30, 2004 and June 30, 2003 to or for the account of the Rose Smith, President and Chief Executive Officer and John E. Nohren, Jr., Chairman of the Board. No other executive officer or director of the Company received benefits or an annual salary and bonus in excess of $100,000 or more during the stated period. Accordingly, the summary compensation table does not include compensation of other executive officers.

SUMMARY COMPENSATION TABLE

ANNUAL COMPENSATION				LONG-TERM COMPENSATION AWARDS
Name & Principal Position	Salary Received In Cash Or Deferred ($)(1)	Bonus ($)(2)	Other Annual Compensation ($)(3)	Restricted Stock Award(s) (#)(4)	OPTIONS/ SARS (#)(5)	LTIP Payouts ($)	All Other Compensation Received in Cash or Deferred ($)(1)
Fiscal 2003
John E. Nohren, Jr.	—	$30,000	$39,600	763,000	1,270,000	—	$63,700
Chairman, CFO, BOD
Rose Smith	$67,400	—	$1,100	743,000	1,250,000	—
President and CEO

Fiscal 2004
John E. Nohren, Jr.	—	—	$82,500	—	—	—
Chairman, BOD			—
Rose Smith	$82,500			—	—	—
President and CEO
Emanuel Mersis, CFO

(1)	Represents actual cash compensation paid as salary for Ms. Smith or payments for Mr. Nohren, as well as deferred compensation payable to them which was expensed during the respective fiscal year.
(2)	Mr. Nohren was awarded a $30,000 bonus for services by the Board of Directors during the fiscal year ended June 30, 2003.
(3)	Represents premium payments for life insurance and automobile lease payments for Mr. Nohren. Represents life insurance premiums for Mrs. Smith.
(4)	Represents number of shares issued to the record executive officer in lieu of cash compensation. See “Employment and Other Agreements.”
(5)	Represents options exercisable at $.12 issued in granted to the officers by the Board of directors for continued service and loyalty to the Company, and other considerations. See “Employment and Other Agreements.”

EMPLOYMENT AND OTHER AGREEMENTS

We were party to an employment agreement with Rose C. Smith effective June 30, 1997, which provided for her employment as President and Chief Executive Officer for a five year term ending June 29, 2002. Under the agreement Ms. Smith received a base salary of $150,000 per year. Ms. Smith also was entitled to receive a bonus of two percent of net sales of the Company adjusted by the annual gross margin achieved by the Company. The agreement contained a restrictive covenant not to compete for the term of the agreement and for five years following termination of service. The agreement provided for severance payments equal to 200% of the annual base compensation due under the Agreement in the event there is a “change of control” of the Company, as defined therein, and she is subsequently terminated without cause. For the fiscal year ending June 30, 2002 and 2001, Ms. Smith voluntarily reduced her base salary to $110,000 per year. The base salary terms of this agreement were not renewed.

Due to the financial constraints and limited cash resources available to the Company, we had an accrued obligation due Ms. Smith of $50,000 for unpaid salary for fiscal year ended 2002. Ms. Smith forgave this $50,000 debt during the fiscal year ended June 30, 2002. On October 9, 2002, the Board of Directors granted Ms. Smith options to acquire 1,250,000 of our common stock exercisable at $0.12 per share with a ten (10) year term. These options were granted to her for her continuing service and loyalty to the Company as well as her agreeing to a reduction in her annual salary and some debt forgiveness in prior years. The exercise price of $0.12 per share was based upon the value of our common shares as quoted on the OTC:BB as of June 30, 2002. The number of options equaled three times the number of shares that would have otherwise been issued to Ms. Smith if she had elected to receive shares as opposed to options to satisfy the unpaid compensation at a $0.12 per share valuation. We believe that this valuation technique is fair and consistent with independent valuation models employed by other companies.

A new employment agreement with Ms. Smith was created and extended until June 30, 2003 at a $110,000 annual base salary. The Company and Ms. Smith agreed that one-half of her base salary could be paid in shares of the Company’s common stock. The Company has elected to compensate part of Ms. Smith 2003 compensation, approximately $51,100, in shares of the Company’s common stock. The number of shares issued to Ms. Smith is based upon the closing price of the Company’s common stock as of the end of each month. Accordingly, the Company was obligated to issue Ms. Smith 742,763 of its common stock for compensation expense relating to fiscal year ended June 30, 2003.

Mrs. Smith agreed to a salary of $82,500 for the fiscal year ended June 30, 2004. At the end of the fiscal year ended June 30, 2004, total deferred compensation still payable to her totaled $223,700 and has been expensed in the current reporting and prior fiscal years.

The Company entered into an agreement with John E. Nohren, Jr. effective June 30, 1997, expiring on June 30, 2002. This agreement obligated the Company to pay Mr. Nohren a minimum of $100,000 per year, with a cap of $300,000 per year, during the term of his employment. The payments were calculated based on five percent of net sales of products that incorporate certain patents assigned to the Company by Mr. Nohren.

The agreement with Mr. Nohren was amended during the fiscal year ended June 30, 2002 to increase payments to Mr. Nohren to $110,000 per year and eliminating the provision for increased income up to $300,000 based upon five percent of sales of products covered under patents he has assigned to the Company. The agreement with Mr. Nohren was to expire on June 30, 2002 was extended until a new agreement can be finalized by the parties. At the end of fiscal year 2002 Mr. Nohren was unpaid $50,800 of amounts due under this agreement. Mr. Nohren forgave this debt during the fiscal year ended June 30, 2002. On October 9, 2002, the Board of Directors granted Mr. Nohren options to acquire 1,270,000 of our common stock exercisable at $0.12 per share with a ten (10) year term. These options were granted to him for his continuing service and loyalty to the Company as well as his agreeing to defer some of the payments that were due him and debt forgiveness in prior years. We employed the same valuation techniques for Mr. Nohren’s options as we did for Ms. Smith’s options as described above.

The agreement was further extended through fiscal year 2003, under which he would receive an annual payment of $110,000, with the proviso that if the company was not financially able to pay, fifty percent would be paid in stock. Due to financial constraints and limited cash resources we elected to remunerate part of Mr. Nohren’s annual payments with shares of our common stock valued as of the closing price of our shares on the OTC: BB on the last day of each month. Based upon this valuation methodology, we were obligated to issue Mr. Nohren 762,544 of our common stock for $55,600 of unpaid amounts. Mr. Nohren agreed to be paid $82,500 for the fiscal year ended June 30, 2004.

In our past SEC filings we disclosed the above arrangements with Mr. Nohren as relating to a Royalty Agreement. Mr. Mersis, our Audit Committee Chairman, believes the characterization of such obligations as royalty payments is incorrect because the Company owns the patents and related rights, not Mr. Nohren. Accordingly, we have deleted all references to royalties due Mr. Nohren in this Form 10-KSB and generally refer to such amounts as obligations and accrued payments.

In addition, during the fiscal year ended June 30, 2003, the Board of Directors awarded Mr. Nohren a $30,000 bonus in recognition of his innovative services to the Company over the years. This bonus did not require the distribution of cash to Mr. Nohren during the current reporting fiscal year, but rather involved the expensing of amounts recorded as an account receivable due from him on the Company’s books. This receivable was for a cash disbursement made to him in a prior year and that was deemed personal in nature in lieu of expense reports. At the end of the fiscal year ended June 30, 2004, total deferred payments still payable to Mr. Nohren totaled $93,900 and have been expensed in the current reporting and prior fiscal years.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES

The information provided in the table below provides information with respect to each exercise of stock options during fiscal 2004 and fiscal 2003 by each of the executive officers named in the summary compensation table and the fiscal year end value of unexercised options.

(a) Name	(b) Shares Acquired/ Exercised	(c) Value Realized ($)(1)	(d) Number of Unexercised Options Issued During FY-End Exercisable on or after July 1, 2003 or July 1, 2004		(e) Value of Unexercised In-the Money Options at FY-End ($) Exercisable on or after July 1, 2003 or July 1, 2004 (1)
Fiscal 2003
John E. Nohren, Jr.	—	—	1,270,000	(2)	0
Rose Smith	—	—	1,250,000	(2)	0

Fiscal 2004	—	—
John E. Nohren, Jr.	—	—	—		0
Rose Smith	—	—	—		0

(1)	The aggregate dollar values in column (c) and (e) are calculated by determining the difference between the fair market value of the Common Stock underlying the options and the exercise price of the options at exercise or fiscal year end, respectively. In calculating the dollar value realized upon exercise, the value of any payment of the exercise price is not included.
(2)	These options were granted for continued services and loyalty to the Company, and other considerations, and were approved by the Board of Directors and issued on October 9, 2002. These options are exercisable at $0.12 through October 9, 2012. See “Employment Agreements and Other Arrangements” for more detailed description.

STOCK OPTIONS

The Company had in effect a stock option plan, which authorizes the grant of incentive stock options under Section 422 of the Internal Revenue Code (the “1996 Plan”). The Plan was adopted in 1996. A total of 750,000 shares had been reserved under the Plan. As of June 30, 2003, options to purchase a total of approximately 584,600 shares at $.50 a share were outstanding under the 1996 Plan. The 1996 Plan provided that (a) the exercise price of options granted under the Plan shall not be less than the fair market value of the shares on the date on which the option is granted unless an employee, immediately before the grant, owns more than 10% of the total combined voting power of all classes of stock of the Company or any subsidiaries, whereupon the exercise price shall be at least 110% of the fair market value of the shares on the date on which the option is granted; (b) the term of the option may not exceed ten years and may not exceed five years if the employee owns more than 10% of the total combined voting power of all classes of stock of the Company or any subsidiaries immediately before the grant; (c) the shares of stock may not be disposed of for a period of two years from the date of grant of the option and for a period of one year after the transfer of such shares to the employee; and (d) at all time from the date of grant of the option and ending on the date three months before the date of the exercise, the employee shall be employed by Company, or a subsidiary of the Company, unless employment is terminated because of disability, in which cased such disabled employee shall be employed from date of grant to a year preceding the date of exercise, or unless such employment is terminated due to death. During 2001, all of the 1996 stock options were forfeited.

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

As of June 30, 2004, options to purchase a total of approximately 100,000 shares with an exercise price of $.50 per share were outstanding under the 1999 Plan. These options are exercisable at any time and expire in April 2009.

During the year ended June 30, 2002, the Company’s 1999 Stock Option Plan was amended to allow the remaining options to be granted at an option price not less than the greater of $.25 per share or 100 percent of the fair market value of the underlying stock on the date of the grant. During the year ended June 30, 2002, an additional 755,000 stock options at $.25 per share were granted under the 1999 Stock Option Plan. At June 30, 2004, 660,000 of these options are outstanding and are exercisable anytime through August 31, 2006.

On March 26, 2002, the Company entered into an agreement with an individual to provide marketing activities to the Company. In exchange for these services, this individual was granted 1.2 million options as compensation. These options are immediately exercisable; expire in five years, with the following terms:

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

During the year ended June 30, 2004, the Company entered into an agreement to issue a non-exclusive right to a patent in satisfaction of $200,000 of the note payable and cancellation of 800,000 common stock options. As a result of the cancellation of options, the unused value of these options was credited to additional paid in capital. For the year ended June 30, 2004 and 2003, the Company amortized $12,200 and $45,000, respectively, of the discount to interest expense.

As of June 30, 2004, options outstanding and exercisable under this agreement are as follows:

200,000 warrants may be converted into 200,000 shares of Innova stock at $.50

200,000 warrants may be converted into 200,000 shares of Innova stock at $.75

The following table sets forth information with respect to our common stock that may be issued upon the exercise of outstanding options, warrants, and rights to purchase shares of our common stock as of June 30, 2004.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans	-0-	N/A	N/A
Approved by Stockholders
Equity Compensation Plans	2,580,000	$.19	1,100,000
Not Approved by Stockholders
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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to the beneficial ownership of shares of Company Common Stock owned as of June 30, 2004 beneficially by (i) each person who beneficially owns more than 5% of the outstanding Company Common Stock, (ii) each director of the Company, (iii) the Chairman and Treasurer, and the President and Chief Executive Officer of the Company (the only executive officers of the Company whose cash and non-cash compensation for services rendered to the Company for the year ended June 30, 2004, exceeded $100,000) and (iv) directors and executive officers of the Company as a group:

Name of Beneficial Owner (3)	Amount and Nature of Beneficial Ownership (1)	Percent of Class (2)
John E. Nohren, Jr. and Francis Weaver Nohren (4)(5)	4,548,093	37
Rose C. Smith (6)	2,622,613	21
Peter Christensen (8)	624,500	5
Joe Cayre (7)	1,350,000	11
Emanuel Mersis(8)	51,404	0.4
All directors and executive officers	9,196,610	74
As a group (6 persons)

(1)	Represents sole voting and investment power unless otherwise indicated.

(2)	Based on approximately 12,423,601 shares of Company Common Stock outstanding as of June 30, 2004 plus, as to each person listed, that portion of the unissued shares of Company Common Stock subject to outstanding options which may be exercised by such person, and as to all directors and executive officers as a group, unissued shares of Company Common Stock as to which the members of such group have the right to acquire beneficial ownership upon the exercise of stock options within the next 60 days, or 17,018,765 shares.
(3)	The address of each individual is in care of the Company.
(4)	May be deemed to be a “founder” of the Company for the purpose of the Securities Act.
(5)	Represents aggregate shares held between Mr. Nohren individually, his wife individually and shares held in joint tenancy. Includes options to acquire 215,000 shares of Common Stock exercisable at $.25 held by Mr. Nohren. Also includes options to acquire 1,270,000 shares of Common Stock exercisable at $.12 held by Mr. Nohren.
(6)	54,350 of the shares of common stock as set forth above are owned by Elliot Smith, husband of Rose C. Smith, President and Chief Executive Officer of the Company. Includes 215,000 shares underlying options issued to Ms. Smith with an exercise price of $.25. Also includes options to acquire 1,250,000 shares of Common Stock exercisable at $.12 held by Ms. Smith.
(7)	Represents shares held directly and indirectly by Joe Cayre and his family pursuant to an agreement reached between the Company and the Good Times family of companies.
(8)	Includes options to acquire 15,000 shares of Common Stock at an exercise price of $.25 conditioned upon continued service as an outside director.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See “Executive Compensation – Employment and Other Agreements” for a description of transactions between Innova and Mr. Nohren and Mrs. Smith.

ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K

(a) Exhibits.

Number	Title of Document	Location
3(a)	Articles of Incorporation, as amended (1)
3(b)	Bylaws (1)
4(a)	Specimen Certificate (1)
4(b)	1996 Incentive Stock Option Plan (1)
4(c)	1999 Incentive Stock Option Plan (1)
10(a)	[Reserved]
10(b)	Agreement with Rubbermaid Incorporated dated July 21, 1998 (1)
10(c)	[Reserved]
10(d)	Stock Purchase/Warrant Exchange Agreement with GoodTimes Entertainment, Inc. dated October 11, 1997 (1)
10(e)	Employment Agreement with Rose C. Smith dated June 30, 1997 (1)
10(f)	Royalty Agreement with John E. Nohren, Jr. dated June 30, 1997 (1)
10(g)	License Agreement with A. C. International dated May 21, 1998 (1)
10(h)	Supply and Distribution Agreement with Bowline Family Products, Inc. Dated September 26, 1997 (1)
10(i)	[Reserved]
10(j)	Purchase and Supply Agreement with Rose Group dated January 22, 1997 (terminated) (1)
10(k)	Real Estate Lease with Carr Rubin Associates dated January 21, 1998(1)
10(l)	Stock Option Agreement with Rose Smith for unpaid 2002 salary (1)
10(m)	Stock Option Agreement with Jack Nohren for 2002 unpaid royalties (1)
10(n)	Letter Agreement between the Company and Rose Smith regarding fiscal 2003 compensation arrangement (1)
10(o)	Letter Agreement between the Company and Jack Nohren regarding fiscal 2003 royalty arrangement (1)
10(p)	Agreement by and between Sawyer Products, Curt Avery and the Company regarding $400,000 loan and issuance of 1,2000 Warrants (1)
10(q)	Distribution Agreement with CamelBak Products (1)
31.1	Certification of the Chief Executive Officer, dated October 13, 2004 (This certification required as Exhibit 31 under Item 601(a) of Regulation S-K is filed as Exhibit 31.1 pursuant to SEC interim filing guidance.) (2)
31.2	Certification of the Interim Chief Financial Officer, dated October 13, 2004. (This certification required as Exhibit 31 under Item 601(a) of Regulation S-K is filed as Exhibit 31.2 pursuant to SEC interim filing guidance.) (2)
32	Written Statements of the Chief Executive Officer and Chief Financial Officer, dated October 13, 2004 (This certification required as Exhibit 32 under Item 601(a) of Regulation S-K is furnished in accordance with Item 601(b) (32) (iii) of Regulation S-K as Exhibit 32 pursuant to SEC interim filing guidance.) (2)

(1)	All of the items below are incorporated by reference to the Company’s Registration Statement on Form 10SB (SEC File No. 000-14988).
(2)	Filed herewith

(b) Reports on Form 8-K

None

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

COMPENSATION OF AUDITORS

Pender, Newkirk and Company billed the Company an aggregate of $34,981 and $34,257 in fees and expenses for professional services rendered in connection with the audit and reviews of the Company’s financial statements during the fiscal year ended June 30, 2004 and 2003, respectively to be included in reports filed with the Securities and Exchange Commission.

Financial Information Systems Design and Implementation Fees. Pender, Newkirk and Company did not provide the Company any professional services for financial information systems design or implementation for the fiscal years ended June 30, 2004 and 2003.

All Other Fees. Pender, Newkirk and Company billed the Company an aggregate of $3,108 and $2,000 in fees and expenses during the years ended June 30, 2004 and 2003, respectively, primarily for the following professional services:

	2003	2002
Audited related services	$-0-	$-0-
Taxes	$3,108	$2,000
Other	$-0-	$-0-

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOVA PURE WATER, INC

Dated: October 28, 2004	By:	/s/ Rose C. Smith
Rose C. Smith
President, Chief Executive Officer,
Director

Dated: October 28, 2004	By:	/s/ Emanuel Mersis.
Emanuel Mersis
Interim Chief Financial Officer, Principal
Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: October 28, 2004	By:	/s/ John E. Nohren, Jr.
John E. Nohren, Jr.
Chairman of the Board of Directors,

Dated: October 28, 2004	By:	/s/ Rose C. Smith
Rose C. Smith
President, Chief Executive Officer,
Director

Dated: October 28, 2004	By:	/s/ Emanuel Mersis
Emanuel Mersis, Director
Interim Chief Financial Officer, Principal
Accounting Officer

Dated: October 28, 2004	By:	/s/ Peter E. Christensen
Peter E. Christensen, Director

Financial Statements

Years Ended June 30, 2004 and 2003

Report of Independent Registered Public Accounting Firm

Board of Directors

Innova Pure Water, Inc.

Clearwater, Florida

We have audited the accompanying balance sheet of Innova Pure Water, Inc. as of June 30, 2004 and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years ended June 30, 2004 and 2003. These financial statements are the responsibility of the management of Innova Pure Water, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). These standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Innova Pure Water, Inc. as of June 30, 2004 and the results of its operations and its cash flows for the years ended June 30, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has negative working capital of $670,700, a net loss of approximately $282,800 as of and for the year ended June 30, 2004 and has incurred substantial net losses in the previous years resulting in an accumulated deficit of approximately $9,127,300. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Pender Newkirk & Company

Certified Public Accountants

Tampa, Florida

September 24, 2004

Innova Pure Water, Inc.

Balance Sheet

June 30, 2004

Assets
Current assets:
Cash, restricted	$67,000
Accounts receivable, trade	39,200
Other receivables, net of allowance for doubtful accounts of $2,000	7,200
Inventories	19,500
Prepaid expenses	1,800

Total current assets	134,700

Property and equipment, net	15,200

Other assets:
Patents, net of accumulated amortization of $527,800	205,200
Other receivables, related party, net of allowance for doubtful accounts of $18,000	100
Other	5,700

Total other assets	211,000

$360,900

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Bank overdraft	$13,600
Accounts payable, trade	211,100
Accrued expenses	49,800
Deferred compensation	317,600
Deferred revenue	213,300

Total current liabilities	805,400

Long-term liabilities:
Note Payable net of unamortized discount of $35,600	164,400

Stockholders’ equity (deficit):
Preferred stock; $.001 par value; 2,000,000 shares authorized; 0 shares issued and outstanding
Common stock; $.0001 par value; 50,000,000 shares authorized; 12,449,684 shares issued and 12,423,601 shares outstanding	1,200
Capital in excess of par value	8,530,100
Accumulated deficit	(9,127,300)

(596,000)
Treasury stock, at cost; 26,083 shares	(12,900)

Total stockholders’ deficit	(608,900)

$360,900

The accompanying notes are an integral part of the financial statements.

Innova Pure Water, Inc.

Statements of Operations

	Year Ended June 30,
	2004	2003
Sales	$671,300	608,000

Cost of sales	396,500	343,400

Gross profit	274,800	264,600

Operating expenses:
Selling expenses	200	1,700
General and administrative expenses	650,100	764,100
Research and product development	10,100	92,300

	660,400	858,100

Net loss from operations	(385,600)	(593,500)

Other (income) expenses:
Interest	31,800	56,500
Royalties and other income	(134,600)	(70,100)

	(102,800)	(13,600)

Net loss	$(282,800)	$(579,900)

Loss earnings per common share	$(.02)	$(.05)

Weighted average number of common shares outstanding	12,182,781	11,129,290

The accompanying notes are an integral part of the financial statements.

Innova Pure Water, Inc.

Statements of Changes in Stockholders’ Equity (Deficit)

Years Ended June 30, 2004 and 2003

	Common Stock		Capital In Excess Of Par Value	Accumulated Deficit	Treasury Stock
	Shares	Amount
Balance, June 30, 2002	10,498,543	$1,000	$8,462,200	$(8,264,600)	$(15,300)

Issuance of common stock for services	200,000		24,000
Issuance of treasury stock for services, 15,000 shares					1,900

Issuance of common stock for accrued compensation	1,505,307	200	106,500
Net loss				(579,900)

Balance, June 30, 2003	12,203,850	$1,200	$8,592,700	$(8,844,500)	$(13,400)

Issuance of treasury stock for services, 4,002 shares					500

Value of options returned in connection with sale of patent rights			(87,200)

Issuance of common stock for services	245,834		24,600
Net loss				(282,800)

Balance, June 30, 2004	12,449,684	$1,200	$8,530,100	$(9,127,300)	$(12,900)

The accompanying notes are an integral part of the financial statements.

Innova Pure Water, Inc.

Statements of Cash Flows

	Year Ended June 30,
	2004	2003
Operating activities
Net loss	$(282,800)	$(579,900)

Adjustments to reconcile net loss to net cash provided by operating activities:	119,500	143,900
Depreciation and amortization
Common stock issued for services	25,100
Change in provision for doubtful accounts		(9,900)
Compensation for stock issued for services		132,600
Amortization of note payable discount	12,200	45,000
Increase of deferred compensation of related parties	157,700	47,700
(Increase) decrease in:
Accounts and other receivables	(15,600)	164,500
Inventories	89,400	81,100
Other assets and prepaid expenses	7,300	20,900
(Decrease) increase in:
Accounts payable and accrued expenses	(49,400)	(76,500)
Deferred revenue	(58,400)	64,400

Total adjustments	287,800	613,700

Net cash provided by operating activities	5,000	33,800

Investing activities
Increase in restricted cash	(67,000)
Acquisition of patents		(26,200)
Acquisition of equipment	(400)	(1,300)

Net cash used by investing activities	(67,400)	(27,500)

Financing activities
Increase in bank overdraft	13,600

Net cash provided by financing activities	13,600

Net increase in cash	(48,800)	6,300

Cash, beginning of year	48,800	42,500

Cash, end of year	$0	$48,800

Supplemental disclosures of cash flow information and noncash financing activities:
Cash paid during the year for interest	$0	$0

During the fiscal year ended June 30, 2004, the Company entered into an agreement to issue a non-exclusive right to a patent in satisfaction of $200,000 of the note payable and cancellation of 800,000 common stock options. As a result of the cancellation of options, the unused value of these options was credited to additional paid in capital.

During the fiscal years June 30, 2004 and 2003, the Company incurred $19,800 and $7,400 of payables, respectively, for the acquisition and defense of patents, and acquisition of trademarks.

During the fiscal year ended June 30, 2004, the Company issued $500 of treasury stock in exchange for web site development services.

During the fiscal year ended June 30, 2003, the Company incurred $6,900 of payables for the acquisition on new tooling.

During the year ended June 30, 2003, The Company applied $30,000 in expensed compensation to a shareholder’s account receivable in a cashless transaction.

The accompanying notes are an integral part of the financial statements.

Innova Pure Water, Inc.

Notes to Financial Statements

Years Ended June 30, 2004 and 2003

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

For the years ended June 30, 2004 and 2003, sales to major customers are as follows:

	2004		2003
Nikken/Kenko World	$368,600	55%	$255,500	42%
Sawyer Products	$267,300	40%	$151,900	25%
CamelBak			$119,500	20%

Accounts receivable from these customers amounted to approximately $39,200 and $22,700 at June 30, 2004 and 2003, respectively.

For the years ended June 30, 2004 and 2003, sales to foreign customers amounted to approximately 1 percent of net sales to unaffiliated customers, respectively. These sales were made to customers in various locations as follows:

	2004	2003
New Zealand		$5,000
Canada	$2,400	2,000
Japan	6,000
Other	500

	$8,900	$7,000

The Company currently holds numerous patents assigned to them by a stockholder, in the field of water treatment and has additional domestic and foreign patents pending. The Company pursues an aggressive product development program with the goal to provide its strategic partners with unique competitive advantages.

2. Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses in recent years. Further, for the year ended June 30, 2004, the Company had negative working capital of $670,700, a net loss of approximately $282,800 and has incurred substantial net losses in the previous years resulting in an accumulated deficit of approximately $9,127,300. These factors raise substantial doubt about the ability of the Company to continue

Innova Pure Water, Inc.

Notes to Financial Statements

Years Ended June 30, 2004 and 2003

2. Going Concern (continued)

as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Although the Company continues to maintain costs and institute efforts to conserve cash, such efforts will not make them a viable business entity, and without significant additional revenues they may not be able to stay in business. Two chief executive officers have agreed to defer a substantial portion of their compensation and payments.

The Company continues to explore the possibility of outsourcing some production and support tasks that are currently being done in-house in order to reduce such costs. However, until sufficient volume is obtained to support significant outsourcing, the Company is not in a position to outsource production in order to save costs.

The Company has not been successful in attracting outside capital. They continue to pursue capital raising opportunities; however, no assurance can be given that the Company would be able to raise any outside capital or that such funds will be available to them on favorable terms. If the Company raises additional funds through the issuance of equity or debt securities, such securities may have rights, preferences or privileges senior to those of the rights of common stock and stockholders may experience substantial additional dilution.

Although the Company has not experienced any difficulty in securing the necessary raw materials from vendors, the Company is on payment schedules with some vendors, and if they fail to maintain these payments or if these vendors require satisfaction of outstanding obligations to fulfill new orders, the Company’s operations could be adversely affected.

The Company continuously discusses opportunities with new potential strategic alliance partners. Unfortunately, they have not procured any new significant strategic alliances in fiscal year 2004 and there is no assurance that they will enter into any new alliances in fiscal 2005. To date, arrangements with CamelBak, Sawyer Products and Nikken have not generated significant revenues and it does not appear these alliances will result in significant revenues for fiscal 2005. The Company continues to have discussions with other businesses regarding merging a private company into Innova that has a complimentary business or product lines, although they have not been able to finalize the terms of any proposed acquisitions. They will continue to explore this possibility in fiscal 2005.

3. Significant Accounting Policies

The significant accounting policies followed are:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and

Innova Pure Water, Inc.

Notes to Financial Statements

Years Ended June 30, 2004 and 2003

3. Significant Accounting Policies (continued)

assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

All cash is maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and, therefore, bear minimal risk. The Company has a self-imposed a restriction on $67,000 of cash for product production.

Inventory is stated at the lower of cost, determined by the first-in, first-out method, or market. Market is determined based on the net realizable value, with appropriate consideration given to obsolescence, excessive levels, deterioration and other factors.

Trade accounts receivable consist primarily of receivables from the sale of water filtration devices. The Company sells to its customers based on its standard credit policies and regularly reviews accounts receivable for any bad debts. The review for bad debts is based on an analysis of the Company’s collection experience, customer credit worthiness, and current economic trends. Based on management’s review of accounts receivable, no allowance for doubtful accounts is considered necessary at June 30, 2004.

The Company also reviews other receivables for any bad debts and has determined that an allowance of $20,000 is adequate as of June 30, 2004

Property and equipment are recorded at cost. Depreciation is calculated by the straight-line method over the estimated useful lives of the assets, ranging generally from 2 to 10 years. Additions to and major improvements of property and equipment are capitalized. Repair and maintenance expenditures are charged to expense as incurred. As property or equipment is sold or retired, the applicable cost and accumulated depreciation are eliminated from the accounts and any gain or loss is recorded. Depreciation expense amounted to approximately $27,400 and $33,600 for the years ended June 30, 2004 and 2003, respectively.

The Company has adopted Statement of Financial Accounting Standards Board No. 144 (SFAS No. 144), “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses the financial accounting and reporting for the impairment of long-lived assets, excluding goodwill and intangible assets, to be held and used or disposed of. The adoption of SFAS No. 144 did not have an impact on the Company’s financial position or results of operations. In accordance with SFAS No. 144, the carrying values of long-lived assets are periodically reviewed by the Company and impairments would be recognized if the expected future operating non-discounted cash flows derived from an asset were less than its carrying value and if the carrying value is more than the fair value of the asset. As of June 30, 2004, the Company did not have any asset that it considered to be impaired.

Innova Pure Water, Inc.

Notes to Financial Statements

Years Ended June 30, 2004 and 2003

3. Significant Accounting Policies (continued)

Intangible assets that are included in other assets in the accompanying financial statements are being amortized over their estimated useful life of five years. Amortization recognized during the years ended June 30, 2004 and 2003 amounted to $92,100 and $110,300, respectively.

Amortization expense for the next five years is estimated as follows:

2005	$79,000
2006	56,000
2007	29,000
2008	22,000
2009	19,000

The Company recognizes revenue at the time products are shipped. Any deposits received in advance of product shipment are reflected as liabilities until the products are shipped.

Research and development costs are charged to operations when incurred and are included in operating expenses. The amounts charged for the years ended June 30, 2004 and 2003 amounted to $10,100 and $92,300, respectively.

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

The Company records shares of common stock as outstanding at the time the Company becomes contractually obligated to issue shares. As of June 30, 2004, the Company has 12,423,601 shares outstanding.

Costs of discounts and point-of-sale rebates are recognized at the date at which the related sales revenue is recognized and are recorded as a reduction of sales revenue. The Company does not currently offer any discounts or point-of-sale rebates to its customers.

Basic loss per share is calculated by dividing net loss by the average number of common shares outstanding during the year. Diluted loss per common share is calculated by adjusting outstanding shares, assuming conversion of all potentially dilutive stock options. At June 30, 2004 and 2003, there were no dilutive instruments outstanding.

Innova Pure Water, Inc.

Notes to Financial Statements

Years Ended June 30, 2004 and 2003

3. Significant Accounting Policies (continued)

Financial Accounting Standards Board Statement 123 (FASB 123), “Accounting for Stock-Based Compensation,” provides that expense equal to the fair value of all stock-based awards on the date of the grant be recognized over the vesting period. Alternatively, this statement allows entities to continue to apply the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” whereby compensation expense is recorded on the date the options are granted equal to the excess of the market price of the underlying stock over the exercise price. The Company has elected to continue to apply the provisions of APB

FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” which is effective for the Company as of January 1, 2003. This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

Pro forma information regarding net income and net income per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its stock options under the fair value method of SFAS No. 123. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model. During fiscal year ended June 30, 2004, no options were granted. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No 123, to stock-based employee compensation.

	2004	2003
As reported:
Net loss	$(282,800)	$(579,700)

Basic and diluted loss per common share	$(.02)	$(.05)

Pro forma:
Net loss	$(282,800)	$(799,800)

Basic and diluted loss per common share	$(.02)	$(.07)

Innova Pure Water, Inc.

Notes to Financial Statements

Years Ended June 30, 2004 and 2003

4. Inventories

Inventories consist of raw materials valued at $19,500.

5. Property and Equipment

Property and equipment consist of:

Tooling	$160,100
Machinery and equipment	136,000

$296,100
Less:
Accumulated depreciation	280,900

$15,200

6. Related Party Transactions and Commitments

During the year ended June 30, 2003, the Company had an employment agreement with its President who is also the Chief Executive Officer. This agreement as extended lapsed on June 30, 2003 and was not renewed. The Company continued to provide compensation in the amount of $82,500 for the year ended June 30, 2004 for services rendered. In accordance with the terms of the 2003 agreement, this officer was due $150,000 in compensation per year, however, she agreed to a reduction in her compensation to $110,000 per year. In addition, during 2003 she has received 742,763 shares of stock in lieu of cash payments of $51,100. The agreement also entitled this officer to receive commissions of two percent of adjusted net sales of the Company, for the year ended June 30, 2002, which totaled approximately $11,600. On October 9, 2002, this officer was granted 1,250,000 stock options by the Board of Directors, which are exercisable over the next 10 years at a price of $.12 a share. These options were granted to her for her continuing service and loyalty to the Company as well as her agreeing to a reduction in her annual salary and debt forgiveness in prior years. The balance due her under the employment agreements as of June 30, 2004 amounted to $223,700.

During the year ended June 30, 2003, the Company also had an agreement with its Chairman of the Board of Directors. This agreement as extended lapsed on June 30, 2003 and was not renewed. The Company accrued $82,500 during 2004 to the Chairman for services rendered. In accordance with the terms of the 2003 agreement, this director is to receive payments based on sales of certain products with a minimum of $110,000 per year. The total amount incurred under this arrangement was $110,000 for the year ended June 30, 2003. On October 9, 2002, this officer was granted 1,270,000 options by the Board of Directors, which are exercisable over the next 10 years at a price of $.12 a share. These options were granted to him for his continuing service and loyalty to the Company as well as his agreeing to defer some of the payments that were due him and debt forgiveness in prior years. In addition, during 2003 he received 762,544 shares of stock in satisfaction of $55,600 of amounts due him. The net balance due this director under the agreement as of June 30, 2004 amounted to $93,900.

Innova Pure Water, Inc.

Notes to Financial Statements

Years Ended June 30, 2004 and 2003

6. Related Party Transactions and Commitments (continued)

The above agreements are not necessarily indicative of the agreements that would have been entered into by independent parties.

7. Note Payable

On March 26, 2002, the Company received proceeds of $400,000 in exchange for a note payable. The note payable is payable in five years at zero percent interest and is unsecured. In connection with the payable, the Company issued 1,200,000 stock options valued at $180,000 using the Black Scholes method, and is recorded as a discount on the note payable. During the year ended June 30, 2004, the Company entered into an agreement to issue a non-exclusive right to a patent in satisfaction of $200,000 of the note payable and cancellation of 800,000 common stock options. As a result of the cancellation of options, the unused value of these options was charged against additional paid in capital. For the year ended June 30, 2004 and 2003, the Company amortized $12,200 and $45,000 of the discount to interest expense, respectively.

8. Lease Commitments

The Company rents its operating facilities under a non-cancelable operating lease expiring in 2005.

The following is a schedule by year of future minimum rental payments required under these leases as of June 30, 2004:

Year Ending June 30,
2005	$31,300

Rent expense amounted to approximately $40,600 and $54,400 for the years ended June 30, 2004 and 2003, respectively.

The Company is also a guarantor on an automobile leased by the Chairman of the Board which expires in April 2007 and has $23,800 payments remaining as of June 30, 2004.

9. Income Taxes

The Company has incurred significant operating losses since its inception that have been carried forward for income tax purposes and, therefore, no tax liabilities have been incurred for the years presented. These operating losses and other timing differences give rise to a deferred tax asset and are as follows:

Innova Pure Water, Inc.

Notes to Financial Statements

Years Ended June 30, 2004 and 2003

9. Income Taxes (continued)

2004
Deferred tax asset:
Deferred compensation	$127,000
Stock based compensation	43,500
Amortization	137,000
Deferred revenue	80,000
Other timing differences	111,500
Loss carryforward	1,815,000

Net deferred tax asset	2,214,000
Allowance	(2,214,000)

$—

Differences between the federal benefit computed at a statutory rate and the Company’s effective tax rate and provision are as follows:

	2004	2003
Statutory benefit	$(99,000)	$(197,000)
State tax benefit, net of federal effect	(16,000)	(7,000)
Officers Life Insurance	7,000	11,000
Non-deductible expenses	2,000
Increase in deferred income tax valuation allowance	106,000	193,000

	$—	$—

The Company has available at June 30, 2004 approximately $5 million of unused operating loss carryforwards that may be applied against future taxable income, which would reduce taxes payable by approximately $1.8 million in the future. These operating loss carryforwards began expiring June 30, 2004. Income tax benefits resulting from the utilization of these carryforwards will be recognized in the year in which they are realized for federal and state tax purposes. Approximately $220,000 of the unused net operating loss carryforwards expired in the fiscal year ended June 30, 2004.

The Company has provided a full valuation allowance related to the realizability of the deferred tax asset. The valuation allowance is based on evidence that the deferred tax asset will more likely than not, not be realized. Such valuation allowance may be increased or decreased in the future based on the likelihood of achieving future taxable earnings.

10. Preferred Stock

Effective October 24, 1996, the Board of Directors authorized 2,000,000 shares of preferred stock with a par value of $.001 per share. The Board of Directors is authorized to issue the preferred stock in series and to fix, in the manner and to the full extent provided and permitted by law, the rights, preferences, and limitations of each series of preferred stock. At June 30, 2004, there were no shares of preferred stock issued or outstanding.

Innova Pure Water, Inc.

Notes to Financial Statements

Years Ended June 30, 2004 and 2003

11. Stock Options and Warrants

On April 22, 1999, the Company adopted the “1999 Stock Option Plan.” Under the plan, options to issue up to 1,000,000 shares of the Company’s common stock may be granted. The option price shall not be less than the greater of $.50 per share or 100 percent of the fair market value of the underlying common stock on the date of grant. As of June 30, 2004, 100,000 options were outstanding under the plan at $.50 per share. These options expire in 2009.

During the year ended June 30, 2002, the Company’s 1999 Stock Option Plan was amended to allow the remaining options to be granted at an option price not less than the greater of $.25 per share or 100 percent of the fair market value of the underlying stock on the date of the grant. During the year ended June 30, 2002, an additional 755,000 stock options at $.25 per share were granted under the 1999 Stock Option Plan. At June 30, 2004, 660,000 of these options are outstanding, fully vested and exercisable anytime through August 31, 2006, and 65,000 and 30,000 options were forfeited during 2004 and 2003, respectively. Under APB No. 25, no expense was recognized.

During the years ended June 30, 2004 and 2003, none of the options granted under the 1999 Stock Option Plan had been exercised.

On March 26, 2002, the Company entered into an agreement with an individual to provide marketing activities to the Company. In exchange for these services, this individual was granted 1.2 million options, which was subsequently reduced to 400,000 options, as compensation. These options are immediately exercisable, expire in five years, with the following terms:

200,000 warrants may be converted into 200,000 shares of Innova stock at $.50

200,000 warrants may be converted into 200,000 shares of Innova stock at $.75

As of June 30, 2004, none of these options has been exercised.

During the year ended, June 30, 2004, the Company recognized that the issuance of these options was partially based upon the relationship between the individual and the entity that advanced the Company $400,000 on an interest-free loan and will no longer consider the individual an employee. Therefore, the Company has treated the fair value of these options, $180,000, as prepaid interest to be amortized over the term of the note. During the year ended June 30, 2004, the Company entered into an agreement to issue a non-exclusive right to a patent in satisfaction of $200,000 of the note payable and cancellation of 800,000 common stock options. As a result of the cancellation of options, the unused value of these options and the related discount of $87,200 was charged against additional paid in capital.

During the year ended June 30, 2004, the Company did not issue any options. During the year ended June 30, 2003, the Company issued 2,520,000 options exercisable over 10 years, to two officer’s of the Company at an exercise price of $.12 per share. Under APB No. 25, no compensation expense was recognized in connection with these options as the fair market value of the stock was less than the exercise price.

Innova Pure Water, Inc.

Notes to Financial Statements

Years Ended June 30, 2004 and 2003

11. Stock Options and Warrants (continued)

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

The following is a summary of stock option activity during 2004 and 2003:

	1999 Stock Option Plans		Other
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options granted and outstanding, June 30, 2002	855,000	$.28	1,600,000	$.69
Options granted during the year		.25	2,520,000	.12
Options forfeited during the year	(30,000)	(.25)	(100,000)	(.50)

Options granted and outstanding, June 30, 2003	825,000	$.28	4,020,000	$.34
Options forfeited during the year	(65,000)	(.25)	(1,100,000)	(.73)

Options granted and outstanding, June 30, 2004	760,000	$.28	2,920,000	$.19

The following table summarizes the status of options outstanding at June 30, 2004:

	Outstanding Options			Exercisable Options
	Exercise Price	Number	Weighted Average Remaining Contractual Life	Number	Weighted Average Remaining Contractual Life
1999 Stock Option Plan	$.25	660,000	2.17 years	660,000	2.17 years
Other Options	$.50	200,000	2.74 years	200,000	2.74 years
Other Options	$.75	200,000	2.74 years	200,000	2.74 years
1999 Stock Option Plan	$.50	100,000	4.75 years	100,000	4.75 years
Other Options	$.12	2,520,000	8.28 years	2,520,000	8.28 years

Innova Pure Water, Inc.

Notes to Financial Statements

Years Ended June 30, 2004 and 2003

11. Stock Options and Warrants (continued)

The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following assumptions:

2003
Risk free interest rate	3.60
Expected years until exercise	10 years
Expected dividend yield	0.00%
Estimated fair market value of underlying stock per share	$.09

In addition to the above, the Company had outstanding at June 30, 2001 warrants to purchase 250,000 shares of the Company’s common stock at a price of $.50 per share. The warrants were exercisable at any time through August 18, 2001, at which time the warrants expired. During the year ended June 30, 2002, the Company extended the term by two years on these warrants. No expense was recognized with the extension of these warrants. As of June 30, 2004, these warrants expired.

12. Royalties and Other Income

Royalty and other income for the years ended June 30, 2004 and 2003 are $134,600 and $70,100, respectively. These amounts are the result of royalties received from the licensing of the Company’s technology to Brita Products and Seychelle Environmental Technologies and from licensing fees paid by CamelBak and Sawyer Products.

13. Legal Settlements and Contingencies

The Company is currently the plaintiff in a patent infringement lawsuit entitled Innova/Pure Water, Inc., Plaintiff v. Safari Water Filtration Systems, Inc. d/b/a Safari Outdoor Products, Defendant; Case No. 99-1781-Civ-T-23F filed by the Company on August 4, 1999. The case was filed with the U.S. District Court, Middle District of Florida, Tampa Division. The Company has claimed patent infringement of U.S. Patent 5,609,759 on the part of the defendants. On December 16, 2003, the court ruled in favor of Safari. Innova filed an appeal with the United States Court of Appeals, case No. 04-1097, who, on August 11, 2004, reversed the lower courts decision. The case has been remanded back to the Circuit Court on September 1, 2004 to find on any remaining issues. Innova has filed for a summary judgment or the prompt setting of a trial date. It is not yet possible to evaluate the likelihood of a favorable or unfavorable outcome.