Form 10QSB
period 2004-09-30
INNOVA PURE WATER INC /FL/
filed 2004-11-22
CIK 791994

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  YES    ☐  NO

There were 12,423,601 shares of the Registrant’s $.0001 par value common stock outstanding as of September 30, 2004.

Transitional Small Business Format (check one)    Yes  ☐    NO  ☒

Innova Pure Water, Inc.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Innova Pure Water, Inc.

Condensed Financial Statements

Three Months Ended

September 30, 2004 and 2003 (Unaudited)

Contents

Condensed Financial Statements:

Innova Pure Water, Inc.

Condensed Balance Sheet

September 30, 2004

(Unaudited)

Assets
Current assets:
Cash	$20,800
Accounts receivable, trade	36,700
Other receivables, net of allowance for doubtful accounts of $2,000	11,200
Inventories	10,500

Total current assets	79,200

Property and equipment, net	9,800

Other assets:
Patents, net of accumulated amortization of $545,000	188,100
Other receivables, related party, net of allowance for doubtful accounts of $18,000	100
Other	5,700

Total other assets	193,900

$282,900

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable, trade	$189,200
Accrued expenses	50,500
Deferred compensation	358,800
Deferred revenue	198,900

Total current liabilities	797,400

Note Payable net of unamortized discount of $32,500	167,500

Stockholders’ equity (deficit):
Preferred stock; $.001 par value; 2,000,000 shares authorized; 0 shares issued and outstanding
Common stock; $.0001 par value; 50,000,000 shares authorized; 12,449,684 shares issued and 12,423,601 shares outstanding	1,200
Capital in excess of par value	8,530,100
Accumulated deficit	(9,200,400)

(669,100)
Treasury stock, at cost; 26,083 shares	(12,900)

Total stockholders’ deficit	(682,000)

$282,900

The accompanying notes are an integral part of the financial statements.

Innova Pure Water, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended September 30,
	2004	2003
Net sales	$77,800	$211,300
Cost of sales	42,000	125,800

Gross profit	35,800	85,500

Operating expenses:
Selling expenses		200
General and administrative expenses	123,600	178,800
Research and product development		7,200

	123,600	186,200

Loss from operations	(87,800)	(100,700)

Other (income) expenses:
Interest, net	6,500	8,400
Royalties and other income	(21,200)	(22,400)

	(14,700)	(14,000)

Net loss	$(73,100)	$(86,700)

Loss per common share	$(.01)	$(.01)

Weighted average number of Common shares outstanding	12,423,601	12,173,765

The accompanying notes are an integral part of the condensed financial statements

Innova Pure Water, Inc.

Condensed Statement of Changes in Stockholders’ Equity (Deficit)

Three Months Ended September 30, 2004

(Unaudited)

	Common Stock		Capital In Excess Of Par Value	Accumulated Deficit	Treasury Stock
	Shares	Amount
Balance, June 30, 2004	12,449,684	$1,200	$8,530,100	$(9,127,300)	$(12,900)

Net loss				(73,100)

Balance, September 30, 2004	12,449,684	$1,200	$8,530,100	$(9,200,400)	$(12,900)

The accompanying notes are an integral part of the condensed financial statements.

Innova Pure Water, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended September 30,
	2004	2003
Operating activities

Net loss	$(73,100)	$(86,700)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	22,500	35,000
Amortization of note payable discount	3,100	5,100
Increase of deferred compensation of related parties	41,200	55,000
(Increase) decrease in:
Accounts and other receivables	(1,500)	(9,900)
Inventories	9,000	60,900
Other assets and prepaid expenses	1,800	1,500
(Decrease) increase in:
Accounts payable and accrued expenses	(21,200)	(37,700)
Deferred revenue	(14,400)	(49,300)

Total adjustments	40,500	60,600

Net cash used by operating activities	(32,600)	(26,100)

Investing activities
Decrease in restricted cash	67,000
Acquisition of patents		(1,400)
Acquisition of equipment		(400)

Net cash provided (used) by investing activities	67,000	(1,800)

Financing activities
Decrease in bank overdraft	(13,600)

Net cash provided by financing activities	(13,600)

Net increase in cash		27,900

Cash, beginning of year		48,800

Cash, end of period	$20,800	$20,900

Supplemental disclosures of cash flow information and noncash financing activities:

Cash paid during the year for interest	$0	$0

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

Innova Pure Water, Inc.

Notes to Condensed Financial Statements

Three Months Ended September 30, 2004 and 2003 (Unaudited)

1. Condensed Financial Statements

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three month periods ended September 30, 2004 and 2003, (b) the financial position at September 30, 2004, and (c) cash flows for the three-month periods ended September 30, 2004 and 2003, have been made.

The unaudited condensed financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in condensed financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying condensed financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended June 30, 2004. The results of operations for the three-month period ended September 30, 2004 are not necessarily indicative of those to be expected for the entire year.

2. Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses in recent years. The Company has incurred an additional loss of ($73,100) for the three month period ended September 30, 2004, which increased the Company’s accumulated deficit to approximately ($9,200,400). The Company also has negative working capital of approximately ($718,200) and negative shareholders’ equity of approximately ($682,000) as of September 30, 2004. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Innova Pure Water, Inc.

Notes to Condensed Financial Statements

Three Months Ended September 30, 2004 and 2003 (Unaudited)

2. Going Concern (continued)

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

3. Contingencies

The Company is currently the plaintiff in a patent infringement lawsuit entitled Innova Pure Water, Inc., Plaintiff v. Safari Water Filtration Systems, Inc. d/b/a Safari Outdoor Products, Defendant; Case No. 99-1781-Civ-T-23F filed by the Company on August 4, 1999. The case was filed with the U.S. District Court, Middle District of Florida, Tampa Division. The Company has claimed patent infringement of U.S. Patent 5,609,759 on the part of the defendants. On December 16, 2003, the court ruled in favor of Safari. Innova filed an appeal with the United States Court of Appeals, case No. 04-1097, who, on August 11, 2004, reversed the lower courts decision. The case has been remanded back to the Circuit Court on September 1, 2004 to find on any remaining issues. Innova has filed for a summary judgment or the prompt setting of a trial date. It is not yet possible to evaluate the likelihood of a favorable or unfavorable outcome.

4. Stock and Stock Options

Stock-based compensation to non-employees is valued using the Black-Scholes option pricing model. During the periods ended September 30, 2004 and 2003, the Company did not grant any stock options.

5. Subsequent Events

Subsequent to the three months ended September 30, 2004, the Company received the resignation of Mr. E.J. Mersis, Acting Chief Financial Officer and Director due to other outside business commitments. The Vice President of Manufacturing and Corporate Secretary also resigned due to the changing corporate environment.

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

Innova cautions readers that in addition to important factors described elsewhere, the following important facts, among others, sometimes have affected, and in the future could affect, the Company’s actual results, and could cause the Company’s actual results during 2005 and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, Innova.

INCOME STATEMENT DATA

	Three Months Ended September 30,
	2004	2003
Total revenue	$77,800	$211,300,

Net loss	$(73,100)	$(86,700)

Loss per common share—basic	$(.01)	$(.01)

Shares used in per share computation	12,423,601	12,173,765

BALANCE SHEET DATA

September 30, 2004
Total assets	$282,900

Working capital	$(718,200)

Long-term debt	$167,500

Stockholders’ deficit	$(682,000)

RESULTS OF OPERATIONS

Net Sales

Net sales for the three-month period ended September 30, 2004 were $77,800, a decrease of 63 percent from the $211,300 of net sales for the comparable period in 2003. This decrease is attributable to the decrease in sales to Camelbak, Nikken Global, and Sawyer Products during the quarter ended September 30, 2004 compared to the quarter ended September 30, 2003.

During the three month period ended September 30, 2004 Nikken Global, accounted for 95% of total sales. The loss of this customer would have a material impact on the Company’s ability to continue in business.

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

Cost of Sales

For the three months ended September 30, 2004, the cost of sales decreased to $42,000 from the $125,800 of costs for the three months ended September 30, 2003. This decrease is mainly due to the decrease in sales.

Gross profit margin was 46 percentage points for the three-months ended September 30, 2004, compared to a gross profit margin percentage of 40 percent for the three-months ended September 30, 2003. This increase is principally attributable to sales of products with a higher profit margin during the three months ended September 30, 2004 as compared to the same period ended September 30, 2003.

Operating Expense

Operating expenses for the three months ended September 30, 2004 were $123,600 as compared to $186,200 for the similar period last year. The 34 percent decrease in operating expenses is principally attributable to the decreases in general and administrative and research and development expenditures.

Other Income

For the three months ended September 30, 2004, net interest expense amounted to $6,500 as compared to net interest expense of $8,400 for the three months ended September 30, 2003. This decrease is due to the amortization of the discount on the note payable to Sawyer Products.

Royalty income for the three months ended September 30, 2004 was $4,500 compared to $5,100 for the three months ended September 30, 2003. The decrease was due to a decrease in royalty payments from Brita Product and Seychelle Environmental Products.

Other income for the three months ended September 30, 2004 of $16,700 as compared to $17,300 for the three months ended September 30, 2003, was due to the realization of revenue from exclusivity fees paid to the Company by Camelbak Products and Sawyer Products as a result of agreements reached between the parties. The increase in other income is due to the Company’s agreement with Sawyer Products signed in August 2003, whereby the Company received a total fee of $200,000, which was paid by Sawyer Products as a reduction in the balance of the note payable, for a licensing agreement for certain technology. Approximately $16,700 of this fee will be recognized as revenue during each quarter over the next 3 years, with the remaining balance being classified as deferred revenue.

Income Taxes

Due to the Company’s history of operating losses, management has established a valuation allowance in the full amount of the deferred tax assets arising from these losses because management believes it is more likely than not that the Company will not generate sufficient taxable income within the appropriate period to offset these operating loss carryforwards.

Net Loss

Net loss for the three months ended September 30, 2004 amounted to $73,100 as compared to net loss of $86,700 for the three months ended September 30, 2003. This decrease in the net loss is principally attributable to the decrease in sales and a slightly larger decrease in general and administrative and research and development expenditures.

Loss Per Share

For the three months ended Septmeber 30, 2004, basic loss per share amounted to $(.01). For the comparable period in 2003, basic loss per share amounted to $(.01).

Liquidity and Capital Resources

Operating Activities

For the three months ended September 30, 2004, net cash used by operating activities amounted to approximately $32,600, compared to the net cash used by operating activities of approximately $26,100 for the comparable period in 2003. This increase in cash used is primarily a result of paying down accounts payable, as well as a decrease in collections from accounts receivable and decreased expenditures on inventory replenishment.

Investment Activities

The Company’s investment activities include equipment purchases and patent acquisitions.

The Company provided $67,000 from investing activities for the three months ended September 30, 2004, as compared to net cash used by investing activities of approximately $1,800 for the comparable period in 2003. This increase in cash provided for investing activities is due primarily to the use of restricted cash during the three months ended September 30, 2004.

Financing Activities

The Company used $13,600 of financing activities for the three month period ended September 30, 2004, as compared to no financing activities for the same period ended September 30, 2003. This change resulted primarily from the decrease in bank overdraft.

CAPITAL RESOURCES

As shown in the accompanying financial statements, we incurred a net loss of $73,100 during the three months ended September 30, 2004 and as of that date, our current liabilities exceeded our current assets by $718,200. Therefore, our ability to continue as a going concern is uncertain. We expect to incur significant losses in the future. As a result, we will need to generate significant revenues to achieve profitability and may never achieve profitability.

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

As of September 30, 2004, we had past due invoices totaling approximately $36,100 with our major bottle supplier and molded parts supplier. Each of these suppliers have agreed to accept minimum weekly payments of $1,000 (minimum of $8,000 collectively per month) to satisfy these unpaid obligations. To date we have not experienced any difficulty in securing the necessary raw materials from these or other vendors. However, if we fail to maintain these weekly payments or if our vendors require satisfaction of outstanding obligations to fulfill new orders our operations could be adversely affected.

We are in continuous discussions with new prospective strategic alliance partners. To date, our arrangements with CamelBak, Sawyer Products and Nikken have not generated significant revenues and it does not appear these alliances will result in significant revenues for fiscal 2005. We continue to have discussions with other businesses regarding merging a private company into Innova that has a complimentary business or product lines. We have not been able to finalize the terms of any proposed acquisitions, however we will continue to explore this possibility in fiscal 2005.

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

CRITICAL ACCOUNTING POLICIES

The Company has prepared the accompanying unaudited condensed financial statements in conformity with accounting principles generally accepted in the United States for interim financial information. The preparation of the financial statements requires the use of judgment and estimates that affect the reported amounts of revenues, expenses, assets and liabilities. The Company has adopted accounting policies and practices that are generally accepted in the industry in which it operates. The Company believes the following are its most critical accounting policies that affect significant areas and involve management’s judgment and estimates. If these estimates differ significantly from actual results the impact to the consolidated financial statements may be material.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

The Company is currently the plaintiff in a patent infringement lawsuit entitled Innova Pure Water, Inc., Plaintiff v. Safari Water Filtration Systems, Inc. d/b/a Safari Outdoor Products, Defendant; Case No. 99-1781-Civ-T-23F filed by the Company on August 4, 1999. The case was filed with the U.S. District Court, Middle District of Florida, Tampa Division. The Company has claimed patent infringement of U.S. Patent 5,609,759 on the part of the defendants. On December 16, 2003, the court ruled in favor of Safari. Innova filed an appeal with the United States Court of Appeals, case No. 04-1097, who, on August 11, 2004, reversed the lower courts decision. The case has been remanded back to the Circuit Court on September 1, 2004 to find on any remaining issues. Innova has filed for a summary judgment or the prompt setting of a trial date. It is not yet possible to evaluate the likelihood of a favorable or unfavorable outcome.

Item 2. Changes in Securities

During the three month period ended September 30, 2004, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

Item 3. Defaults Upon Senior Securities

During the three month period ended September 30, 2004, the Company was not in default on any of its indebtedness.

Item 4. Submission of Matters to a Vote of Security Holders

During the three month period ended September 30, 2004, the Company did not submit any matters to a vote of its security holders.

Item 5. Other Matters

The Company does not have any other material information to report with respect to the three month period ended September 30, 2004.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits included herewith are:

31.1

Certification of the Chief Executive Officer, dated November 19, 2004

(This certification required as Exhibit 31 under Item 601(a) of Regulation S-K is filed as Exhibit 99.1 pursuant to SEC interim filing guidance.) (2)

31.2

Certification of the Chief Financial Officer, dated November 19, 2004

(This certification required as Exhibit 31 under Item 601(a) of Regulation S-K is filed as Exhibit 99.2 pursuant to SEC interim filing guidance.) (2)

32	Written Statements of the Chief Executive Officer and Chief Financial Officer, dated November 19, 2004 (This certification required as Exhibit 32 under Item 601(a) of Regulation S-K is furnished in accordance with Item 601(b)(32)(iii) of Regulation S-K as Exhibit 99.3 pursuant to SEC interim filing guidance.) (2)

(b) Reports on Form 8-K – None

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

Dated: November 19, 2004	By:	/s/ Rose C. Smith
Rose C. Smith
President, Chief Executive Officer,
Director

Dated: November 19, 2004	By:	/s/ John E. Nohren, Jr.
John E. Nohren, Jr.
Chairman of the Board of Directors, Chief Financial Officer and Principal
Accounting Officer

Exhibit Index

Exhibit Description

31.1

Certification of the Chief Executive Officer, dated November 19, 2004

(This certification required as Exhibit 31 under Item 601(a) of Regulation S-K is filed as Exhibit 99.1 pursuant to SEC interim filing guidance.) (2)

31.2

Certification of the Chief Financial Officer, dated November 19, 2004

(This certification required as Exhibit 31 under Item 601(a) of Regulation S-K is filed as Exhibit 99.2 pursuant to SEC interim filing guidance.) (2)

32

Written Statements of the Chief Executive Officer and Chief Financial Officer, dated November 19, 2004

(This certification required as Exhibit 32 under Item 601(a) of Regulation S-K is furnished in accordance with Item 601(b)(32)(iii) of Regulation S-K as Exhibit 99.3 pursuant to SEC interim filing guidance.) (2)