Form 10QSB
period 2004-12-31
INNOVA PURE WATER INC /FL/
filed 2005-03-21
CIK 791994

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  YES    ☐  NO

There were 12,423,601 shares of the Registrant’s $.0001 par value common stock outstanding as of December 31, 2004.

Transitional Small Business Format (check one)    Yes  ☐    NO  ☒

Innova Pure Water, Inc.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Innova Pure Water, Inc.

Condensed Financial Statements

Three and Six Months Ended

December 31, 2004 and 2003 (Unaudited)

Contents

Condensed Financial Statements:

Innova Pure Water, Inc.

Condensed Balance Sheet

December 31, 2004

(Unaudited)

Assets
Current assets:
Cash	$3,300
Accounts receivable, trade	400
Other receivables and prepaid expenses	24,500
Inventories	28,900

Total current assets	57,100

Property and equipment, net	6,000

Other assets:
Patents, net of accumulated amortization of $562,100	170,900
Other receivables, related party, net of allowance for doubtful accounts of $18,000	100
Other	5,700

Total other assets	176,700

$239,800

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable, trade	$180,100
Accrued expenses	47,600
Deferred compensation	400,100
Notes payable, related party	30,000
Deferred revenue	216,300

Total current liabilities	874,100

Note Payable net of unamortized discount of $29,500	170,500

Stockholders’ equity (deficit):
Preferred stock; $.001 par value; 2,000,000 shares authorized; 0 shares issued and outstanding
Common stock; $.0001 par value; 50,000,000 shares authorized; 12,449,684 shares issued and 12,423,601 shares outstanding	1,200
Capital in excess of par value	8,530,100
Accumulated deficit	(9,323,200)

(791,900)
Treasury stock, at cost; 26,083 shares	(12,900)

Total stockholders’ deficit	(804,800)

$239,800

The accompanying notes are an integral part of the financial statements.

Innova Pure Water, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Net sales	$5,900	93,000	$83,700	304,300
Cost of sales	12,400	60,400	54,200	186,200

Gross profit	(6,500)	32,600	29,500	118,100

Operating expenses:
Selling expenses				200
General and administrative expenses	130,200	181,900	253,800	360,700
Research and product development		1,900		9,100

	130,200	183,800	253,800	370,000

Loss from operations	(136,700)	(151,200)	(224,300)	(251,900)

Other (income) expenses:
Interest, net	3,000	(2,600)	9,500	5,800
Royalties and other income	(16,700)	(16,900)	(37,900)	(39,300)

	(13,700)	(19,500)	(28,400)	(33,500)

Net loss	$(123,000)	(131,700)	$(195,900)	(218,400)

Loss per common share	$(.01)	(.01)	$(.02)	(.02)

Weighted average number of Common shares outstanding	12,423,601	12,173,765	12,423,601	12,173,765

The accompanying notes are an integral part of the condensed financial statements

Innova Pure Water, Inc.

Condensed Statement of Changes in Stockholders’ Equity (Deficit)

Six Months Ended December 31, 2004

(Unaudited)

			Capital In Excess Of Par Value
	Common Stock			Accumulated Deficit	Treasury Stock
	Shares	Amount
Balance, June 30, 2004	12,449,684	$1,200	$8,530,100	$(9,127,300)	$(12,900)
Net loss				(195,900)

Balance, December 31, 2004	12,449,684	$1,200	$8,530,100	$(9,323,200)	$(12,900)

The accompanying notes are an integral part of the condensed financial statements.

Innova Pure Water, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended December 31,
	2004	2003
Operating activities
Net loss	$(195,900)	$(218,400)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	43,500	68,600
Amortization of note payable discount	6,100	10,100
Increase of deferred compensation of related parties	82,500	103,100
(Increase) decrease in:
Accounts and other receivables	21,500	(16,000)
Inventories	(9,400)	53,800
Other assets and prepaid expenses	1,800	(26,600)
(Decrease) increase in:
Accounts payable and accrued expenses	(33,200)	(61,600)
Deferred revenue	3,000	77,800

Total adjustments	115,800	209,200

Net cash used by operating activities	(80,100)	(9,200)

Investing activities
Decrease in restricted cash	67,000
Acquisition of patents		(1,400)
Acquisition of equipment		(400)

Net cash provided (used) by investing activities	67,000	(1,800)

Financing activities
Proceeds from issuance of note payable	30,000
Decrease in bank overdraft	(13,600)

Net cash provided by financing activities	16,400

Net increase in cash	3,300	(11,000)
Cash, beginning of year		48,800

Cash, end of period	$3,300	$37,800

Supplemental disclosures of cash flow information and noncash financing activities:
Cash paid during the year for interest	$0	$13,500

During the six months ended December 30, 2003, the Company entered into an agreement to issue a non-exclusive right to a patent in satisfaction of $200,000 of the note payable and cancellation of 800,000 common stock options. As a result of the cancellation of options, the unused value of these options were credited to additional paid in capital.

The accompanying notes are an integral part of the condensed financial statements.

Innova Pure Water, Inc.

Notes to Condensed Financial Statements

Three and Six Months Ended December 31, 2004 and 2003 (Unaudited)

1. Condensed Financial Statements

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and six month periods ended December 31, 2004 and 2003, (b) the financial position at December 31, 2004, and (c) cash flows for the six-month periods ended December 31, 2004 and 2003, have been made.

The unaudited condensed financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in condensed financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying condensed financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended June 30, 2004. The results of operations for the three and six month periods ended December 31, 2004 are not necessarily indicative of those to be expected for the entire year.

2. Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses in recent years. The Company has incurred an additional loss of ($195,900) for the six month period ended December 31, 2004, which increased the Company’s accumulated deficit to approximately ($9,323,200). The Company also has negative working capital of approximately ($817,000) and negative shareholders’ equity of approximately ($804,800) as of December 31, 2004. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Innova Pure Water, Inc.

Notes to Condensed Financial Statements

Three and Six Months Ended December 31, 2004 and 2003 (Unaudited)

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

4. Stock and Stock Options

Stock-based compensation to non-employees is valued using the Black-Scholes option pricing model. During the periods ended December 31, 2004 and 2003, the Company did not grant any stock options.

During the six months ended December 31, 2003, the Company entered into an agreement to issue a non-exclusive right to a patent in satisfaction of $200,000 of the note payable and cancellation of 800,000 common stock options. As a result of the cancellation of options, the unused value of these options were credited to additional paid in capital.

Innova Pure Water, Inc.

Notes to Condensed Financial Statements

Three and Six Months Ended December 31, 2004 and 2003 (Unaudited)

5. Subsequent event

Subsequent to December 31, 2004 and through March 18, 2005, an officer and shareholder has made advances to the company in the amount of $148,000. These loans are unsecured and payable on demand. They carry a stated interest rate of 5%.

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

INCOME STATEMENT DATA

	Six Months Ended December 31,
	2004	2003
Total revenue	$83,700	$304,300

Net loss	$(195,900)	$(218,400)

Loss per common share—basic	$(.02)	$(.02)

Shares used in per share computation	12,423,601	12,173,765

BALANCE SHEET DATA

December 31, 2004
Total assets	$239,800

Working capital	$(817,000)

Long-term debt	$170,500

Stockholders’ deficit	$(804,800)

RESULTS OF OPERATIONS

Net Sales

Net sales for the three-month period ended December 31, 2004 were $5,900, a decrease of 93 percent from the $93,000 of net sales for the comparable period in 2003. This decrease is attributable to the decrease in sales to Camelbak, Nikken Global, and Sawyer Products during the quarter ended December 31, 2004 compared to the quarter ended December 31, 2003.

Net sales for the six month period ended December 31, 2004 were $83,700, a decrease of 72 percent from the $304,300 of net sales for the comparable period in 2003. This decrease is attributable to the decrease in sales to CamelBak, Nikken Global and Sawyer Products during the six month period ended December 31, 2004 as compared to the same period in 2003.

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

Cost of Sales

For the three months ended December 31, 2004, the cost of sales decreased to $12,400 from the $60,400 of costs for the three months ended December 31, 2003, which equates to a decrease of 79 percent. This decrease is mainly due to the decrease in sales.

For the six months ended December 31, 2004, the cost of sales decreased to $54,200 from the $186,200 of costs for the six months ended December 31, 2003 or a decrease of 71%. This decrease is mainly due to the decrease in sales.

Gross profit margin was (110) percentage points for the three months ended December 31, 2004, compared to a gross profit margin percentage of 35 percent for the three months ended December 31, 2003. This decrease is principally attributable to the lack of sales and the manufacturing labor and depreciation remaining a fixed cost.

Gross profit margin decreased 4 percentage points for the six months ended December 31, 2004, to a gross profit margin of 35 percent from an overall gross profit margin of 39 percent for the six months ended December 31, 2003. This decrease is principally attributable to the lack of sales and the labor and depreciation related to the manufacturing process remaining a fixed cost.

Operating Expense

Operating expenses for the three months ended December 31, 2004 were $130,200 as compared to $183,800 for the similar period last year. The 29 percent decrease in operating expenses is principally attributable to the decreases in general and administrative and research and development expenditures.

Operating expenses for the six months ended December 31, 2004 were $253,800 as compared to $370,000 for the similar period last year. The 31 percent decrease in operating expenses is principally attributable to the decreases in general and administrative and research and development expenditures.

Other Income

For the three months ended December 31, 2004, net interest expense amounted to $3,000 as compared to net interest income of $2,600 for the three months ended December 31, 2003. This decrease is due to the amortization of the discount on the note payable to Sawyer Products.

For the six months ended December 31, 2004, net interest expense amounted to $9,500 as compared to net interest expense of $5,800 for the six months ended December 31, 2003. This increase is principally due to interest charged on the loan from Sawyer and the accrued interest on various payables that were not present during the same period in 2003.

Royalty and other income for the three months ended December 31, 2004 of $16,700 as compared to $16,900 for the three months ended December 31, 2003, was due to the realization of revenue from exclusivity fees paid to the Company by Camelbak Products and Sawyer Products as a result of agreements reached between the parties. The increase in other income is due to the Company’s agreement with Sawyer Products signed in August 2003, whereby the Company received a total fee of $200,000, which was paid by Sawyer Products as a reduction in the balance of the note payable, for a licensing agreement for certain technology. Approximately $16,700 of this fee will be recognized as revenue during each quarter over the next 2 years, with the remaining balance being classified as deferred revenue.

Royalty and other income for the six months ended December 31, 2004 of $37,900 as compared to $39,300 for the six months ended December 31, 2003, was due to the realization of revenue from exclusivity fees paid to the Company by Camelbak Products and Sawyer Products as a result of agreements reached between the parties. The increase in other income is due to the Company’s agreement with Sawyer Products signed in August 2003, whereby the Company received a total fee of $200,000, which was paid by Sawyer Products as a reduction in the balance of the note payable, for a licensing agreement for certain technology. Approximately $16,700 of this fee will be recognized as revenue during each quarter over the next 2 years, with the remaining balance being classified as deferred revenue.

Income Taxes

Due to the Company’s history of operating losses, management has established a valuation allowance in the full amount of the deferred tax assets arising from these losses because management believes it is more likely than not that the Company will not generate sufficient taxable income within the appropriate period to offset these operating loss carryforwards.

Net Loss

Net loss for the three months ended December 31, 2004 amounted to $123,000 as compared to net loss of $131,700 for the three months ended December 31, 2003. This increase in the net loss is principally attributable to the decrease in sales without a corresponding decrease in general and administrative and research and development expenditures.

Net loss for the six months ended December 31, 2004 amounted to $195,900 as compared to net loss of $218,400 for the six months ended December 31, 2003. This decrease in the net loss is principally attributable to the decrease in sales and a slightly larger decrease in general and administrative and research and development expenditures.

Loss Per Share

For the three months ended December 31, 2004, basic loss per share amounted to $(.01). For the comparable period in 2003, basic loss per share amounted to $(.01).

For the six months ended December 31, 2004, basic loss per share amounted to $(.02). For the comparable period in 2003, basic loss per share amounted to $(.02).

Liquidity and Capital Resources

Operating Activities

For the six months ended December 31, 2004, net cash used by operating activities amounted to approximately $80,100, compared to the net cash used by operating activities of approximately $9,200 for the comparable period in 2003. This increase in cash used is primarily a result of a decrease in accounts receivable and deferred revenue.

Investment Activities

The Company’s investment activities include equipment purchases and patent acquisitions.

The Company provided $67,000 from investing activities for the six months ended December 31, 2004, as compared to net cash used by investing activities of approximately $1,800 for the comparable period in 2003. This increase in cash provided for investing activities is due primarily to the use of restricted cash during the six months ended December 31, 2004.

Financing Activities

The Company provided $16,400 of financing activities for the six month period ended December 31, 2004, as compared to no financing activities for the same period ended December 31, 2003. This change resulted primarily from the decrease in bank overdraft and proceeds from the issuance of a note payable.

CAPITAL RESOURCES

As shown in the accompanying financial statements, we incurred a net loss of $195,900 during the six months ended December 31, 2004 and as of that date, our current liabilities exceeded our current assets by $817,000. Therefore, our ability to continue as a going concern is uncertain. We expect to incur significant losses in the future. As a result, we will need to generate significant revenues to achieve profitability and may never achieve profitability.

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

Item 2. Changes in Securities

During the six month period ended December 31, 2004, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

Item 3. Defaults Upon Senior Securities

During the six month period ended December 31, 2004, the Company was not in default on any of its indebtedness.

Item 4. Submission of Matters to a Vote of Security Holders

During the six month period ended December 30, 2004, the Company did not submit any matters to a vote of its security holders.

Item 5. Other Matters

The Company does not have any other material information to report with respect to the six month period ended December 31, 2004.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits included herewith are:

31.1

Certification of the Chief Executive Officer, dated March 18, 2005

(This certification required as Exhibit 31 under Item 601(a) of Regulation S-K is filed as Exhibit 99.1 pursuant to SEC interim filing guidance.) (2)

31.2

Certification of the Chief Financial Officer, dated March 18, 2005

(This certification required as Exhibit 31 under Item 601(a) of Regulation S-K is filed as Exhibit 99.2 pursuant to SEC interim filing guidance.) (2)

32

Written Statements of the Chief Executive Officer and Chief Financial Officer, dated March 18, 2005

(This certification required as Exhibit 32 under Item 601(a) of Regulation S-K is furnished in accordance with Item 601(b)(32)(iii) of Regulation S-K as Exhibit 99.3 pursuant to SEC interim filing guidance.) (2)

(b)	Reports on Form 8-K – The Company filed a report on Form 8-K on November 22, 2004, which related to the resignation of E.J. Mersis effective November 19, 2004 as a Director and Chief Financial Officer. John E. Nohren, Jr. will replace Mr. Mersis as Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

Dated: March 18, 2005	By:	/s/ Rose C. Smith
Rose C. Smith
President, Chief Executive Officer, Director

Dated: March 18, 2005	By:	/s/ John E. Nohren, Jr.
John E. Nohren, Jr.
Chairman of the Board of Directors, Chief Financial Officer and Principal
Accounting Officer

Exhibit Index

Exhibit Description

31.1

Certification of the Chief Executive Officer, dated March 18, 2005

(This certification required as Exhibit 31 under Item 601(a) of Regulation S-K is filed as Exhibit 99.1 pursuant to SEC interim filing guidance.) (2)

31.2

Certification of the Chief Financial Officer, dated March 18, 2005

(This certification required as Exhibit 31 under Item 601(a) of Regulation S-K is filed as Exhibit 99.2 pursuant to SEC interim filing guidance.) (2)

32

Written Statements of the Chief Executive Officer and Chief Financial Officer, dated March 18, 2005

(This certification required as Exhibit 32 under Item 601(a) of Regulation S-K is furnished in accordance with Item 601(b)(32)(iii) of Regulation S-K as Exhibit 99.3 pursuant to SEC interim filing guidance.) (2)