Form 10QSB
period 2005-03-31
INNOVA PURE WATER INC /FL/
filed 2005-06-06
CIK 791994

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  YES    ☐  NO

There were 12,423,601 shares of the Registrant’s $.0001 par value common stock outstanding as of March 31, 2005.

Transitional Small Business Format (check one)    Yes  ☐    NO  ☒

Innova Pure Water, Inc.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Innova Pure Water, Inc.

Condensed Financial Statements

Three and Nine Months Ended

March 31, 2005 and 2004 (Unaudited)

Contents

Condensed Financial Statements:

Innova Pure Water, Inc.

Condensed Balance Sheet

March 31, 2005

(Unaudited)

Assets
Current assets:
Cash	$12,100
Accounts receivable, trade	52,800
Other receivables and prepaid expenses, net of allowance for doubtful accounts of $2,000	2,300
Inventories	37,400

Total current assets	104,600

Property and equipment, net	4,500

Other assets:
Patents, net of accumulated amortization of $578,600	175,900
Other receivables, related party, net of allowance for doubtful accounts of $18,000	100
Other	5,700

Total other assets	181,700

$290,800

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable, trade	$140,400
Accrued expenses	44,900
Deferred compensation	400,100
Advances, related party	190,000
Deferred revenue	125,300

Total current liabilities	900,700

Note Payable net of unamortized discount of $26,400	173,600

Stockholders’ equity (deficit):
Preferred stock; $.001 par value; 2,000,000 shares authorized; 0 shares issued and outstanding
Common stock; $.0001 par value; 50,000,000 shares authorized; 12,449,684 shares issued and 12,423,601 shares outstanding	1,200
Capital in excess of par value	8,560,100
Accumulated deficit	(9,331,900)

(770,600)
Treasury stock, at cost; 26,083 shares	(12,900)

Total stockholders’ deficit	(783,500)

$290,800

The accompanying notes are an integral part of the financial statements.

Innova Pure Water, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
Net sales	$189,600	190,400	$273,300	494,700
Cost of sales	81,200	91,700	136,400	277,900

Gross profit	108,400	98,700	136,900	216,800

Operating expenses:
Selling expenses				200
General and administrative expenses	185,800	201,400	440,000	562,100
Research and product development		800		9,900

	185,800	202,200	440,000	572,200

Loss from operations	(77,400)	(103,500)	(303,100)	(355,400)

Other (income) expenses:
Interest, net	3,000	(24,900)	12,500	(19,100)
Royalties and other income	(73,100)	(5,700)	(111,000)	(45,000)

	(70,100)	(30,600)	(98,500)	(64,100)

Net loss	$(7,300)	(72,900)	$(204,600)	(291,300)

Loss per common share	$.00	(.01)	$(.02)	(.02)

Weighted average number of Common shares outstanding	12,423,601	12,173,765	12,423,601	12,173,765

The accompanying notes are an integral part of the condensed financial statements

Innova Pure Water, Inc.

Condensed Statement of Changes in Stockholders’ Equity (Deficit)

Nine Months Ended March 31, 2005

(Unaudited)

	Common Stock		Capital In Excess Of Par Value	Accumulated Deficit	Treasury Stock
	Shares	Amount
Balance, June 30, 2004	12,449,684	$1,200	$8,530,100	$(9,127,300)	$(12,900)
Contribution of services			30,000
Net loss				(204,600)

Balance, March 31, 2005	12,449,684	$1,200	$8,560,100	$(9,331,900)	$(12,900)

The accompanying notes are an integral part of the condensed financial statements.

Innova Pure Water, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended March 31,
	2005	2004
Operating activities
Net loss	$(204,600)	$(291,300)

Adjustments to reconcile net loss to net cash (used) provided by operating activities:
Depreciation and amortization	18,500	98,200
Amortization of note payable discount	9,200	15,100
Gain on settlement of payables	(56,400)
Increase of deferred compensation of related parties	82,500	157,700
Capital contribution of services	30,000
(Increase) decrease in:
Accounts and other receivables	(8,700)	(17,200)
Inventories	(17,900)	58,100
Other assets and prepaid expenses	1,800	(29,200)
(Decrease) increase in:
Accounts payable and accrued expenses	2,300	1,900
Customer deposits on purchase orders		67,000
Deferred revenue	(88,000)	(31,500)

Total adjustments	(26,700)	320,100

Net cash (used) provided by operating activities	(231,300)	28,800

Investing activities
Decrease in restricted cash	67,000
Acquisition of patents		(1,600)
Acquisition of equipment		(400)

Net cash provided (used) by investing activities	67,000	(2,000)

Financing activities
Increase in advances, related party, net	190,000	4,000
Decrease in bank overdraft	(13,600)

Net cash provided by financing activities	176,400	4,000

Net increase in cash	12,100	30,800

Cash, beginning of year		48,800

Cash, end of period	$12,100	$79,600

Supplemental disclosures of cash flow information and noncash financing activities:

Cash paid during the year for interest	$12,500	$20,200

During the nine months ended March 31, 2005, the Company incurred $21,500 of payables for the acquisition and defense of patents.

During the nine months ended March 30, 2004, the Company entered into an agreement to issue a non-exclusive right to a patent in satisfaction of $200,000 of the note payable and cancellation of 800,000 common stock options. As a result of the cancellation of options, the unused value of these options were credited to additional paid in capital.

The accompanying notes are an integral part of the condensed financial statements.

Innova Pure Water, Inc.

Notes to Condensed Financial Statements

Three and Nine Months Ended March 31, 2005 and 2004 (Unaudited)

1. Condensed Financial Statements

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and nine month periods ended March 31, 2005 and 2004, (b) the financial position at March 31, 2005, and (c) cash flows for the nine-month periods ended March 31, 2005 and 2004, have been made.

The unaudited condensed financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in condensed financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying condensed financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended June 30, 2004. The results of operations for the three and nine month periods ended March 31, 2005 are not necessarily indicative of those to be expected for the entire year.

2. Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses in recent years. The Company has incurred an additional loss of $204,600 for the nine month period ended March 31, 2005, which increased the Company’s accumulated deficit to approximately $9,331,900. The Company also has negative working capital of approximately $796,100 and negative shareholders’ equity of approximately $783,500 as of March 31, 2005. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

While the Company has not been successful in attracting outside capital to date, interested parties have come forward. However, no assurance can be given that the Company will be able to raise outside capital or that such funds will be available to them on favorable terms. If the Company raises additional funds through the issuance of equity or debt securities, such securities may have rights, preferences or privileges senior to those of the rights of common stock and stockholders may experience substantial additional dilution.

Although the Company has not experienced any difficulty in securing the necessary raw materials from vendors, the Company is on payment schedules with some vendors, and if they fail to maintain these payments or if these vendors require satisfaction of outstanding obligations to fulfill new orders, the Company’s operations could be adversely affected.

Innova Pure Water, Inc.

Notes to Condensed Financial Statements

Three and Nine Months Ended March 31, 2005 and 2004 (Unaudited)

2. Going Concern (continued)

The Company continuously discusses opportunities with new potential strategic alliance partners. Unfortunately, they did not procure any new significant strategic alliances in fiscal year 2004 and there is no assurance that they will enter into any new alliances in fiscal 2005. To date, arrangements with CamelBak, Sawyer Products and Nikken have not generated significant revenues and it does not appear these alliances will result in significant revenues for fiscal 2005. The Company continues to have discussions with other businesses regarding merging a private company into Innova that has a complimentary business or product lines, although they have not been able to finalize the terms of any proposed acquisitions. They will continue to explore this possibility in fiscal 2005.

3. Contingencies

The Company is in the early stages of an action filed by former employees. They claim the Company owes them for accrued vacation time and the total requested amount is less than $10,000. The Company counterclaimed against the former employees and their new employer, Sawyer Products, Inc., for violation of and interference with the former employee’s covenants not to compete with the Company. In the litigation, Sawyer Products filed a claim against the Company and certain of its officers and directors which alleges misrepresentation in connection with certain loans to the Company and warrants received from the Company. The Company believes it has meritorious defenses and intends to vigorously defend the claims.

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

4. Stock and Stock Options

Stock-based compensation to non-employees is valued using the Black-Scholes option pricing model. During the periods ended March 31, 2005 and 2004, the Company did not grant any stock options.

During the nine months ended March 31, 2004, the Company entered into an agreement to issue a non-exclusive right to a patent in satisfaction of $200,000 of the note payable and cancellation of 800,000 common stock options. As a result of the cancellation of options, the unused value of these options were credited to additional paid in capital.

Innova Pure Water, Inc.

Notes to Condensed Financial Statements

Three and Nine Months Ended March 31, 2005 and 2004 (Unaudited)

5. Advances, related party

As of March 31, 2005, an officer and shareholder has made advances to the company in the amount of $190,000. These advances are unsecured and payable on demand. They carry a stated interest rate of 5%.

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

INCOME STATEMENT DATA

	Nine Months Ended March 31,
	2005	2004
Total revenue	$273,300	$494,700,

Net loss	$(204,600)	$(291,300)

Loss per common share—basic	$(.02)	$(.02)

Shares used in per share computation	12,423,601	12,173,765

BALANCE SHEET DATA

March 31, 2005
Total assets	$290,800

Working capital	$(796,100)

Long-term debt	$173,600

Stockholders’ deficit	$(783,500)

RESULTS OF OPERATIONS

Net Sales

Net sales for the three-month period ended March 31, 2005 were $189,600, an $800 decrease from the $190,400 of net sales for the comparable period in 2004.

Net sales for the nine month period ended March 31, 2005 were $273,300, a decrease of 45 percent from the $494,700 of net sales for the comparable period in 2004. This decrease is attributable to the decrease in sales to Sawyer Products during the nine month period ended March 31, 2005 as compared to the same period in 2004.

During the three month period ended March 31, 2005 CamelBak and Nikken Global, accounted for 50% and 20% of total sales made, respectively. The loss of either one of these customers at this time would have a material impact on the Company’s ability to continue in business.

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

Cost of Sales

For the three months ended March 31, 2005, the cost of sales decreased to $81,200 from the $91,700 of costs for the three months ended March 31, 2004, which equates to a decrease of 11 percent. This decrease is mainly due to the decrease in sales.

For the nine months ended March 31, 2005, the cost of sales decreased to $136,400 from the $277,900 of costs for the nine months ended March 31, 2004 or a decrease of 51%. This decrease is mainly due to the decrease in sales.

Gross profit margin was 57 percentage points for the three months ended March 31, 2005, compared to a gross profit margin percentage of 52 percent for the three months ended March 31, 2004. This increase is principally attributable to the decrease in the manufacturing labor costs due to employee turnover.

Gross profit margin increased 6 percentage points for the nine months ended March 31, 2005, to a gross profit margin of 50 percent from an overall gross profit margin of 44 percent for the nine months ended March 31, 2004. This increase is principally attributable to the decrease in the manufacturing labor costs due to employee turnover.

Operating Expense

Operating expenses for the three months ended March 31, 2005 were $185,800 as compared to $202,200 for the similar period last year. The 8 percent decrease in operating expenses is principally attributable to the decreases in general and administrative and research and development expenditures.

Operating expenses for the nine months ended March 31, 2005 were $440,000 as compared to $572,200 for the similar period last year. The 23 percent decrease in operating expenses is principally attributable to the decreases in general and administrative and research and development expenditures.

Other Income

For the three months ended March 31, 2005, net interest expense amounted to $3,000 as compared to net interest income of $24,900 for the three months ended March 31, 2004. This decrease is due to the amortization of the discount on the note payable to Sawyer Products.

For the nine months ended March 31, 2005, net interest expense amounted to $12,500 as compared to net interest income of $19,100 for the nine months ended March 31, 2004. This decrease is principally due to interest charged on the loan from Sawyer and the accrued interest on various payables that were not present during the same period in 2004.

Royalty and other income for the three months ended March 31, 2005 of $73,100 as compared to $5,700 for the three months ended March 31, 2004, was due to the realization of revenue from exclusivity fees paid to the Company based on the agreement with Sawyer Products signed in August 2003, whereby the Company received a total fee of $200,000, which was paid by Sawyer Products as a reduction in the balance of the note payable, for a licensing agreement for certain technology. Approximately $16,700 of this fee will be recognized as revenue during each quarter over the next year, with the remaining balance being classified as deferred revenue. The increase was also due to the settlement of two payables as fifty percent of the outstanding balance.

Royalty and other income for the nine months ended March 31, 2005 of $111,000 as compared to $45,000 for the nine months ended March 31, 2004, was due to the realization of revenue from exclusivity fees paid to the Company based on the agreement with Sawyer Products signed in August 2003, whereby the Company received a total fee of $200,000, to be recognized over a three year period, which was paid by Sawyer Products as a reduction in the balance of the note payable, for a licensing agreement for certain technology. Approximately $16,700 of this fee will be recognized as revenue during each quarter over the next year, with the remaining balance being classified as deferred revenue. The increase was also due to the settlement of two payables as fifty percent of the outstanding balance.

Income Taxes

Due to the Company’s history of operating losses, management has established a valuation allowance in the full amount of the deferred tax assets arising from these losses because management believes it is more likely than not that the Company will not generate sufficient taxable income within the appropriate period to offset these operating loss carryforwards.

Net Loss

Net loss for the three months ended March 31, 2005 amounted to $7,300 as compared to net loss of $72,900 for the three months ended March 31, 2004. This decrease in the net loss is principally attributable to the gain on the settlement of two payables at fifty percent of the outstanding balance and the decrease in general and administrative and research and development expenditures.

Net loss for the nine months ended March 31, 2005 amounted to $204,600 as compared to net loss of $291,300 for the nine months ended March 31, 2004. This decrease in the net loss is principally attributable to the decrease in sales and a slightly larger decrease in general and administrative and research and development expenditures, coupled with the gain on the settlement of two payables at fifty percent of the outstanding balance.

Loss Per Share

For the three months ended March 31, 2005, basic loss per share amounted to $.00. For the comparable period in 2004, basic loss per share amounted to $(.01).

For the nine months ended March 31, 2005, basic loss per share amounted to $(.02). For the comparable period in 2004, basic loss per share amounted to $(.02).

Liquidity and Capital Resources

Operating Activities

For the nine months ended March 31, 2005, net cash used by operating activities amounted to approximately $231,300, compared to the net cash provided by operating activities of approximately $28,800 for the comparable period in 2004. This increase in cash used is primarily a result of the timing differences in the payment and receipt of certain assets and liabilities.

Investment Activities

The Company’s investment activities include equipment purchases and patent acquisitions.

The Company provided $67,000 from investing activities for the nine months ended March 31, 2005, as compared to net cash used by investing activities of approximately $2,000 for the comparable period in 2004. This increase in cash provided for investing activities is due primarily to the use of restricted cash during the nine months ended March 31, 2005.

Financing Activities

The Company provided $176,400 of financing activities for the nine month period ended March 31, 2005, as compared to $4,000 of financing activities for the same period ended March 31, 2004. This change resulted primarily from the proceeds from advances from a related party.

CAPITAL RESOURCES

As shown in the accompanying financial statements, we incurred a net loss of $204,600 during the nine months ended March 31, 2005 and as of that date, our current liabilities exceeded our current assets by $796,100. Therefore, our ability to continue as a going concern is uncertain. We expect to incur significant losses in the future. As a result, we will need to generate significant revenues to achieve profitability and may never achieve profitability.

Although we continue to maintain our efforts to conserve cash, such efforts will not make us a viable business entity, and without significant additional revenues we may not be able to stay in business. Our two executive officers have agreed to defer or contribute to capital a substantial portion of their compensation and payments.

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

We are in continuous discussions with new prospective strategic alliance partners. To date, our arrangements with CamelBak, Sawyer Products and Nikken have not generated significant revenues and it does not appear these alliances will result in significant revenues for fiscal 2005. We continue to have discussions with other businesses regarding merging a private company into Innova that has a complimentary business or product lines. We have not been able to finalize the terms of any proposed acquisitions; however we will continue to explore this possibility in fiscal 2005.

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

(a) Evaluation of disclosure controls and procedures. Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the design and operations of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to Innova Pure Water, Inc., including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

(b) Changes in internal controls. There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the evaluation date.

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

The Company is in the early stages of an action filed by former employees. They claim the Company owes them for accrued vacation time and the total requested amount is less than $10,000. The Company counterclaimed against the former employees and their new employer, Sawyer Products, Inc., for violation of and interference with the former employee’s covenants not to compete with the Company. In the litigation, Sawyer Products filed a claim against the Company and certain of its officers and directors which alleges misrepresentation in connection with certain loans to the Company and warrants received from the Company. The Company believes it has meritorious defenses and intends to vigorously defend the claims.

Item 2. Changes in Securities

During the nine month period ended March 31, 2005, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

Item 3. Defaults Upon Senior Securities

During the nine month period ended March 31, 2005, the Company was not in default on any of its indebtedness.

Item 4. Submission of Matters to a Vote of Security Holders

During the nine month period ended March 31, 2005, the Company did not submit any matters to a vote of its security holders.

Item 5. Other Matters

The Company does not have any other material information to report with respect to the nine month period ended March 31, 2005.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits included herewith are:

31.1	Certification of the Chief Executive Officer, dated June 2, 2005 (This certification required as Exhibit 31 under Item 601(a) of Regulation S-K is filed as Exhibit 99.1 pursuant to SEC interim filing guidance.) (2)

31.2	Certification of the Chief Financial Officer, dated June 2, 2005 (This certification required as Exhibit 31 under Item 601(a) of Regulation S-K is filed as Exhibit 99.2 pursuant to SEC interim filing guidance.) (2)

32	Written Statements of the Chief Executive Officer and Chief Financial Officer, dated June 2, 2005 (This certification required as Exhibit 32 under Item 601(a) of Regulation S-K is furnished in accordance with Item 601(b)(32)(iii) of Regulation S-K as Exhibit 99.3 pursuant to SEC interim filing guidance.) (2)

(b)	Reports on Form 8-K – The Company filed a report on Form 8-K on November 22, 2004, which related to the resignation of E.J. Mersis effective November 19, 2004 as a Director and Chief Financial Officer. John E. Nohren, Jr. will replace Mr. Mersis as Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

Dated: June 2, 2005	By:	/s/ Rose C. Smith
Rose C. Smith
President, Chief Executive Officer,
Director

Dated: June 2, 2005	By:	/s/ John E. Nohren, Jr.
John E. Nohren, Jr.
Chairman of the Board of Directors, Chief Financial Officer and Principal
Accounting Officer

Exhibit Index

Exhibit Description

31.1	Certification of the Chief Executive Officer, dated June 2, 2005 (This certification required as Exhibit 31 under Item 601(a) of Regulation S-K is filed as Exhibit 99.1 pursuant to SEC interim filing guidance.) (2)

31.2	Certification of the Chief Financial Officer, dated June 2, 2005 (This certification required as Exhibit 31 under Item 601(a) of Regulation S-K is filed as Exhibit 99.2 pursuant to SEC interim filing guidance.) (2)

32	Written Statements of the Chief Executive Officer and Chief Financial Officer, dated June 2, 2005 (This certification required as Exhibit 32 under Item 601(a) of Regulation S-K is furnished in accordance with Item 601(b)(32)(iii) of Regulation S-K as Exhibit 99.3 pursuant to SEC interim filing guidance.) (2)