Form 10KSB
period 2005-06-30
INNOVA PURE WATER INC /FL/
filed 2005-10-12
CIK 791994

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

Commission File Number 0-29746

INNOVA PURE WATER, INC.

(Exact name of registrant as specified in charter)

Florida	59-2567034
(State or other jurisdiction of incorporation or organization	(IRS Employer Identification No.

15851 N. Dallas Parkway Suite 1200, Addison, Texas	75001
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (972) 616-1200

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act, Common Stock, par value $.0001

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐  Yes    ☒  No

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

State issuer’s revenues for its most recent reporting period June 30, 2005.……$312,400

Aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2005 was $2,345,031.

The number of shares of the Issuer’s Common Stock, par value $.0001 outstanding as of June 30, 2005 was 34,532,942

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Background – Recent Acquisitions

Innova Pure Water, Inc. a Florida corporation (the “Company” “we”, “us” or “Innova”) was incorporated August 13, 1985. Effective June 27, 2005, the Company entered into two Stock Acquisition Agreements. One Stock Acquisition Agreement was with DesertView Management Services, Inc., an Arizona Corporation (“DesertView”). The other was with Numera Software Corporation, a Washington corporation (“Numera”). In the Numera transaction, the Company issued 16,600,000 shares of its Common Stock to the shareholders of Numera in consideration for 100% of the issued and outstanding shares of Numera stock. In the DesertView transaction, the Company issued 2,500,000 shares of its Common Stock to the shareholders of DesertView in consideration for 100% of the issued and outstanding shares of DesertView stock. In connection with the closing of these transactions, the Company received $112,000 of in exchange for 300,000 shares of common stock from affiliates of DesertView and Numera to meet its short-term obligations.

As a result of the DesertView and Numera transactions, both DesertView and Numera became wholly-owned subsidiaries of the Company.

In connection with the Stock Acquisition Agreements with Numera and DesertView, David L. Zich, John L. Finan, Randal McClanahan, Jim R. Davisson, and David Paul Condra joined Jack Nohren and Rose Smith as directors of Innova. In addition, David L. Zich becomes President and Jim R. Davisson Secretary/Treasurer of Innova. Innova has relocated its corporate offices from Clearwater, Florida to Dallas, Texas.

To date, Numera and DesertView have generated nominal revenues. As more fully explained in Footnote 14 to the Financial Statements, Innova has recorded net assets in Numera of approximately $846,600, which is comprised primarily of software and net assets of approximately $127,500 from DesertView, which is comprised primarily of goodwill. Innova assumed approximately $65,700 of liabilities in connection with the acquisitions of DesertView and Numera. Because the acquisitions were deemed to occur as of June 27, 2005 the Consolidated Statement of Operations reflect nominal amounts attributable to the operations of Numera and DesertView. The Consolidated Statement of Operations for the first quarter of fiscal year ended June 30, 2006 will include a full quarter of operations on a consolidated basis for DesertView and Numera.

Innova Pure Water, Inc.

Innova Pure Water, Inc. was incorporated on August 13, 1985. We design, develop, manufacture, and market unique consumer water filtration and treatment products. These products have been historically of the portable nature and generally consist of a container serving as a water reservoir incorporating highly efficient water filtering and treatment technology.

We hold in excess of 30 patents, issued or pending, directly associated with water treatment and purification which provide competitive advantages. Since December 2002 Innova has been supplying Nikken, Inc with its Sport Filter bottle products incorporating Nikken’s exclusive PiMag additive. We are currently in the process of proposing additional water treatment products for Nikken.

Our water filtration products are designed to provide an improved quality and better tasting water at an affordable price. The products initially produced by us were designed to treat tap water, reducing chlorine, lead, taste and odor. Within the past four years our emphasis has shifted to products which also remove bacteria and protozoea while retaining the capability for the removal of specific chemical contents.

We believe that as a result of the diminishing quality of tap water, both domestically and world wide, the opportunities for the application of our water filtration products and technology will continue to grow for a number of years. The water filter market continues to grow, reflecting consumer desire for effective and efficient portable filtration devices.

The retail customer base for our products consists of mass merchandisers, outdoor retailers, sporting goods stores as well as a wide range of markets seeking products eliminating biological contaminants from naturally occurring surface water. This also constitutes the basic domestic market universe of strategic alliance partners that typically have wide distribution in retail stores and the outdoor, humanitarian, emergency, and international traveler markets. While there is no assurance that Innova’s products will be purchased by retail customers, we hope to be a substantial participant in the alternative to bottled drinking water market as the market for water treatment products increase.

In order to overcome the lack of capital to adequately support a national sales program, our strategy will be to create strategic alliances with nationally recognized companies. If we are successful in entering into such strategic alliances, we hope to obtain the distribution and sales of our products on a national and international basis without incurring the sales and marketing costs usually associated with the sales of consumer products.

In addition to the sales of products either directly or through strategic alliance partners, we may seek to license our technology to competitive companies allowing them to sell products utilizing our technology in return for license fees and royalty payments. In this regard, Innova has licensed the Brita Products Division of Clorox and Seychelle Environmental to produce and market specific products under license. We have also entered into a license agreement with Sawyer Products to market products using our patents. Sawyer Products in conjunction with two ex Innova Officers has failed to honor Sawyers’ contract obligations to us and has begun the independent production of products based upon products and knowledge gained from Innova. We have brought an action against Sawyer seeking compensation under our agreement. Sawyer is alleging we breached our agreement. Such litigation is in its early stages and the outcome of such litigation remains uncertain.

In connection with a Licensing, Product Supply and Strategic Alliance Agreement we entered into with CamelBak on July 15, 2002, we granted CamelBak a worldwide (specifically excluding Japan and France) exclusive license to market and distribute Innova in-line biological-chemical filters for use with hydration packs to the military and after markets currently serviced by CamelBak. The initial order from CamelBak was for 10,000 filtration units. CamelBak paid us an exclusive initial distribution fee of $50,000. The exclusivity of this license expired in July 2004 because CamelBak failed to meet its minimum purchasing requirements. Subsequently, in the current fiscal year, CamelBak purchased an additional 8,000 hydration pack biological filtration systems from us. Although CamelBak has purchased product from us subsequent to termination of its license, we will seek additional lines of distribution for this product.

Numera Software Corporation

Numera Software Corporation, a Washington corporation ( “Numera”) provides small to mid-sized businesses with full-featured, easy-to-use, real-time accounting software systems that meet or exceed the performance characteristics of mid to high-end competitors, at significantly lower cost.

Numera’s products are designed to provide both front and back office functionality for a wide variety of business types. Many competitive systems serve only a specific vertical market, such as Healthcare or Construction. Other major competitors perform only limited functionality, such as client billing, without providing payroll, accounts payable and general ledger. Numera believes the broad scope of performance of its products allows Numera’ to stock, learn and support a smaller number of products to reach and service a larger number of prospective customers

The founding CPA’s and attorneys of Numera knew from first hand experience that competitive accounting software solutions were too expensive, too slow, and too complicated to use. These individuals have made significant progress researching the market and building a design for a better solution and developing a marketing plan consisting of creating large VARs (Value Added Resellers) in the major US markets. To date, the company has completed the development phase, and set up the procedures for recruiting, training and managing the VARs who will provide the sales, marketing, and service functions for the system.

The accounting market is generally segmented by size of business, as follows:

•	SOHO (Small Office, Home Office) and emerging businesses. Users in this segment purchase easy-to-use windows-based accounting software, primarily through retail channels of distribution, at prices below $500. They are often first-time users of accounting software.

•	Small Business. Small Businesses, as classified by accounting analysts and trade magazines, range in annual revenues from $1 million to $50 million, and from 5 to 500 employees. These users purchase accounting software through several channels of distribution, including retail, direct, and VAR channels, at prices ranging from $50 to $30,000.

•	Medium-Size Businesses. Medium-size businesses range in size from $50 million to $300 million. This market is often referred to as the market for mid-range accounting systems. The majority of accounting software sold to these customers is sold in modules through the VAR (Value Added Reseller) channel at prices over $30,000.

The primary focus initially of the Numera suite of products is on Small Businesses with revenues in the $1 million to $50 million range, where there is a wide range of software prices. Numera’s powerful, easy-to-use system is designed to accommodate the rapid growth and economic evolution of businesses in this market. Numera products include specialized functions for several vertical markets that are dominant in the Small Business segment such as attorneys, accountants, building contractors, service organizations, architects, engineers, light manufacturing facilities, restaurants and clubs, retailers, government contractors, and consultants. The company expects to compete in this market by offering prospective customers:

•	An affordable product that is specifically designed for their needs at a price that is up to 70% lower than currently available mid-range accounting systems with comparable features.

•	The ease of use and a GUI commonly associated with simple, retail accounting packages such as QuickBooks.

•	Fully integrated, multi-user modules that assist in the management and productivity of the business and its personnel, including contact management, scheduling, time tracking, project management and task management functions.

•	A high-volume, upgrade-able, real-time, date sensitive, multi-user system that is based on the latest 32-bit software technology.

•	Custom conversion services provided by Numera VARs to convert their existing data to the new Numera system either manually or electronically.

DesertView Management, Inc.

DesertView Management Services, Inc. (“DesertView”) is an Arizona based corporation that provides professional management consulting and IT services on a business to business basis. The company was incorporated in late 1998.

DesertView’s primary objective is to enhance the ability of small to medium sized businesses to produce higher profit levels through full utilization of their Information Technology (IT) resources. The company’s focus is to achieve a change in its clients management strategies which will produces an increase in profitability through growing, and at times restructuring their IT infrastructure.

DesertView trains and directs owners and managers of its client’s businesses, to enter use and extract data in a way that will provide springboards for their profit increases. DesertView’s mission is to provide economical entry point software for operations and accounting use and train our client’s personnel to use and support their software purchase successfully.

CURRENT PRODUCTS

Innova Pure Water, Inc.

All Innova products are patent protected under one or more issued or pending patents. Additional patents are also pending. See “Business-Intellectual Property.” The following products are currently available to the market and potentially available for licensing:

1.	A 16 oz. standard 28 mm neck PET water bottle with replaceable filter, “A Filter” and a push-pull valve cap;±

2.	A 16 oz. LDPE sport type bottle with “B Filter” with a push-pull valve cap.

3.	A 27 oz. LDPE sport type bottle with a “B Filter” with a push-pull valve cap.

4.	Replacement filters “A”, “B” chlorine removal, and “B” lead and chlorine removal for installation into Rubbermaid, Sawyer, Avon, Culligan, and Innova WaterWay® sport type bottles.

5.	A dual filter biological and chlorine/lead removal sport type bottle.

6.	An in-line combination bacteria/protozoa and chlorine/lead removal filter for hydration packs and container-to-container filtration and water treatment applications.

7.	And selected products produced exclusively for Nikken.

Numera Software Corporation

Numera PX™ (Profit Express) is a broad-based, flexible, growth-oriented, real-time, enterprise management and accounting system. Designed for virtually any type of small to medium-sized business, Profit Express is packaged in six Editions. Each Edition contains components and sub-routines of particular interest to the targeted business segment.

The Business Edition of Profit Express is suited for all types of sales, service, manufacturing and distribution businesses that require inventory or point-of sale processing. Attorneys, architects, engineers and consultants who charge clients for their time and bill by hourly, weekly or monthly rates that vary based on the service or the service provider are the clients who would most readily utilize our Professional Edition. Our CPA Edition was designed for CPA firms who, in addition to office management and time and billing, must interface with a large variety of business clients when providing accounting services. As a companion, we offer our CPA-Client Edition for our CPA clients who need to perform on-site specific functions, such as payroll or accounts payable, while the CPA provides comprehensive financial reporting. Construction and project oriented companies requiring job costing and job estimating in addition to other sales and inventory applications are prospects for our Construction Edition. Our Service Edition is designed for use by companies involved in repair and maintenance services, including electrical, plumbing, swimming pool, appliances, landscape and security.

DesertView Management Services, Inc.

DesertView has developed a strategic alliance with a manufacturing software developer, Software Arts of San Jose CA, USA, who have written and sells pcMRP Software that allows DesertView to provide implementation and training to its clients across the USA. The alliance between the two companies is exclusive by mutual agreement and is the main source of leads for sales of DesertView’s products.

DesertView is also a designated reseller of Software Arts’ software products that are designed for use in small to medium businesses. Much of our growth is focused on expanding that relationship both on the consulting and resale sides of the business as well as adding VAR services to its pallet of offerings

The number of clients served by DesertView over the past 5 years surpasses 100. Typical annual revenues of the clients served by DesertView is about $7.5MM per year, however the largest client is a medical device manufacturer located on Long Island NY whose annual revenues exceed $75MM, and the smaller clients served have revenue streams of less than $1.0MM per year.

Typically, an implementation and training session for the software pcMRP will consist of an initial 3-5 day session with follow-up sessions as required. Our costs to implement and train fall into the industry average of 5-7 times the cost of the software when the training is provided on site. Our rates for training are $1000 per day, with the initial day charged at $1500 to cover travel days before and after the sessions. All travel costs and per diem rates are covered by the client.

Recent improvements in remote training using conferencing software and the internet have made training possible via remote sessions offering a more cost effective solution for the companies we serve. We see this as the direction many of our clients will want to go allowing more of their budgets to be directly applied to their training and implementation services, rather than travel and travel related expenses.

There are two driving forces for new business for DesertView. First, personnel who continually change employers is a fact of American business today, forcing the company to continually train new personnel. The company will look to a proven entity, such as DesertView, to train their people Second, the pcMRP software, like all software products, periodically releases new versions to increase sales and improve the product. Each time an upgrade is sold, DesertView is notified, thereby providing us with an opportunity to sell our services.

In addition to the out-of-the-box version of the software, DesertView has the ability to create custom add-ons to the existing product, subject to the approval of Software Arts. This creates a revenue stream separate from the main implementation revenues, and while it is currently not a large part of our total revenue picture, we believe that it has the potential to provide significant revenues in the future.

PRODUCT DEVELOPMENT

The ability of Innova to actively engage in new product development, and the application of new and emerging technology for products which will increase our value to both strategic alliance partners and investors as well as for direct sale to specific markets has been limited by our lack of adequate capital. However, as a result of prototypes completed and existing as well as pending patents the Company has recently been successful attracting the attention of larger companies with recognized market presence. It remains too early to determine what the outcome will be relative to the interest received.

We have completed prototypes of the “System” type sports bottle and it is generating interest in one or more of the options it presents. In the “System” approach, treatment options are arranged in a nested configuration rather than axially. This allows for higher performance and the ability to incorporate and interchange more treatment options. Our ability to product this product depends upon our ability to secure the necessary capital to manufacture or to enter into a strategic alliance with a major Company with desired distribution channels.

Development of high performance “Static Filtration” pitcher/bottle products has been completed. Subject to receipt of necessary capital resources, Innova intends to place products using this technology into production or to license the technology to third-parties once the distribution channels have been secured.

Although we are attempting to improve the time to market of our developmental efforts, there is no assurance that the Company will ever successfully bring these products to market. During fiscal years ended June 30, 2005 and 2004, we spent $0 and $10,100, respectively, on formal research and product development.

Numera Software Corporation

Numera has an ongoing program to update and improve its product. This is done for its clients through a quarterly update of their software. Additionally as custom changes are made for new and existing clients, these are passed along to the client base through the quarterly updates.

SALES AND BACKLOG

The sales for the fiscal year ended June 30, 2005 were $312,400. The sales for the preceding fiscal year ending June 30, 2004 were $671,300. The major cause of this reduction was the decision of Sawyer to become a competitor rather than a Strategic Alliance partner as was the essence of a licensing agreement entered into in 2004.

Delays in the completion and introduction of our second and third generation biological dual filter sport bottles and the marketing dictates of packaging reduced the market penetration. For the developing appliance category of water treatment products, the need to supply highly demanding test data as produced and certified by NSF has delayed the introduction of this class of product together with financial constraints. Innova did have a substantial initial order from Nikken for a new under-the-sink filtration system as well as biological sport bottles. Partial payment had been received, but subsequent certification requirements and the demands for virus elimination caused the order to be returned as well as the funding advanced.

As has been noted in Footnote 1 of the accompanying annual financial statements, 48% and 30% of the Company’s sales were to Nikken and CamelBak for the fiscal year ended June 30, 2005, respectively. The loss of either of these customers would have a materially adverse impact on our financial position.

COMPETITION

Innova Pure Water, Inc.

Innova competes with many other companies that supply water filtration products. The principal competitor’s non-biological product is the “pour through” carafe type product normally kept in the refrigerator and used in the kitchen. Several companies, including Brita, Procter & Gamble (Pûr), Culligan and others compete in the pitcher or carafe products market segment. The leading company in the domestic pitcher category within the last twelve months is Clorox, selling the Brita line.

The introduction of our biological product line brings us into direct competition with products making similar claims, which are marketed by Extreme and Safe Water Anywhere. We now add our recent licensee to the list, Sawyer Products. We previously commissioned a study by an independent laboratory located at the University of South Florida whose test results have shown our product to provide superior performance under actual use conditions. Products pressurized by pump pressure and marketed by Katadyne and Mountain Safety Research are also competitive in performance while considerably more expensive. The Innova Biological product was tested by Spectrum Laboratories, an EPA recognized independent testing laboratory, which when subjected to the full EPA protocol provided the required minimum six log reduction (99.9999%), or better.

Numera Software Corporation

Competition in the accounting software arena is intense. Companies such as SAP, PeopleSoft, and others, focus on big, comprehensive solutions at big price points for big companies and QuickBooks offers an affordable system suitable for small companies. Other companies, such as Great Plains and Peachtree focus on mid-size companies. Numera believes that its products bridges the price and functionality gap with software solutions that are sophisticated enough for CPAs, yet scalable to the broad range of expertise exhibited in the universe of small to mid-sized businesses. Most of Numera’s competitors have greater financial and other resources than those currently available to Numera.

Numera believes that none of its competitors in the small and mid-size market offer all the features of Numera, but instead rely on third-party systems to provide much of their functionality. None of them can match the timeliness or price of custom programming and reporting offered by Numera. None of them provide a total “turn-key” solution, including software, installation, training and support. And none of them can match Numera’s capability to implement a comprehensive system to completely manage a small office for less than $10,000.

DesertView Management Services, Inc.

The company has positioned itself with its alliance with a specific software developer which eliminates direct competition once the client has obtained the pcMRP software. The software itself is positioned to serve the vast majority of manufacturers and distributors worldwide. The software and our training and implementation services, are not intended for companies whose annual revenue streams exceed $100 million.

DesertView does not presently intend to provide services to companies where the competition might present itself as tier one or two software, and its corresponding consulting services.

INTELLECTUAL PROPERTY

Innova Pure Water, Inc.

We currently have rights to over 30 issued or pending patents which are specifically related to consumer water treatment products.

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

Numera Software Corporation

Numera software is protected under U.S. copyright and trademark laws and international treaties. All intellectual property rights in and to the Software are owned and retained by Numera. In addition, all of Numera’s source code is safeguarded both on site and off to insure the continuation of the company’s ability to conduct business in the event of disaster.

In order to further safeguard the software the modules provided to the clients are only executables. This makes the application only utilizable to the purchaser and no one else.

To date there have been no attempts to infringe on the Numera name or any of its software.

DesertView Management Services, Inc.

Much of the work preformed by DesertView for its clients has been unique to each client served. Where applicable, confidentiality and non-compete agreements have been executed to protect the client as well as DesertView.

MANUFACTURING

Currently as a means of increasing our flexibility, as well as cost containment, Innova has been subcontracting the assembly and shipping operations. All vendors operate under confidentiality agreements, if they are to produce new products in our behalf. Several individuals and organizations also support the Company in its product development program on an as needed basis. The Company has relied on a limited number of vendors to supply the components necessary for its products. A lack of necessary components at favorable prices would adversely affect us.

PRODUCT LIABILITY INSURANCE AND WARRANTIES

Innova maintains a $1,000,000 product liability insurance policy and a $2,000,000 umbrella excess liability policy. In the eighteen years in which we have produced and furnished products to the retail trade and consumers, both domestically and internationally, no product suits have been filed.

Innova warrants to its strategic alliance partners that the products will be produced to mutually agreeable standards. Innova operates a formal quality control program monitoring through Acceptable/Acceptance Quality Level (AQL) standards, incoming components, in process parts, and completed units. Detail product specification sheets are in place as well as “Physical Proofs” which have been signed off and accepted by both parties. In case of a question, the “Proof’ samples are used for comparison purposes to determine acceptability.

EMPLOYEES

As of June 30, 2005, Innova had five full-time employees. This includes its two executive officers, one administrative and clerical person, one manufacturing person and one person providing accounting support. The manufacturing person is supplemented by contract employees, as required. In connection with the Numera and DesertView Stock Acquisition Agreements Innova intends to transfer administrative, clerical and accounting functions to Numera’s Addison, Texas facilities.

As of June 30, 2005, Numera and DesertView had approximately 9 fulltime employees respectively. This includes 3 executive officers, 2 administrative and clerical personnel, and 4 marketing and sales personnel.

ITEM 2. DESCRIPTION OF PROPERTY

Innova occupies approximately 6,400 feet of air-conditioned office, manufacturing and warehouse space located at 13130 – 56th Court, Suite 607-610, Clearwater, Florida 33760. The product development laboratory is also located in the building. The facilities are leased and a new one-year lease commenced April 1, 2005. The monthly rent payment for these facilities is approximately $3,600.

Numera occupies approximately 6,000 feet of air-conditioned office space at 15851 Dallas Parkway, Suite 1200, Addison Texas 75001. This location houses the executive, sales, and training functions. The facilities were subleased commencing November 1, 2004 for a period of one year. The monthly lease payments are approximately $4,600.

ITEM 3. LEGAL PROCEEDINGS

Innova is currently plaintiff in a patent infringement lawsuit entitled Innova Pure Water, Inc., Plaintiff v. Safari Water Filtration Systems, Inc. d/b/a Safari Outdoor Products, Defendant; Case No. 99-1781-Civ-T-23F filed by the Company on August 4, 1999. The case was filed with the U.S. District Court, Middle District of Florida, Tampa Division. The Company has claimed patent infringement of U.S. Patent 5,609,759 on the part of the defendants. On December 16, 2003, the court ruled in favor of Safari. Innova filed an appeal with the United States Court of Appeals, case No. 04-1097, who, on August 11, 2004, reversed the lower courts decision. The case has been remanded back to the

Circuit Court on September 1, 2004 to find on any remaining issues. Innova has filed for a summary judgment or the prompt setting of a trial date. It is not yet possible to evaluate the likelihood of a favorable or unfavorable outcome. On September 30, 2005, the Court issued an Order granting Innova’s motion for summary judgment. The Court adjudged that Innova’s U.S. Patent 5,609,759 is valid and enforceable and that claims set forth in said patent were infringed upon by products made, used, sold or offered for sale by Safari. Safari was permanently enjoined from making, using, selling or offering for sale in the United States any product covered under the patent’s claims as more fully set forth in the Order. Management of the Company believes the entry of this Order will have significance against other parties who may be infringing upon the Company’s products and services.

Innova is currently a plaintiff and a cross defendant in a case captioned J. Smith and M. Dancel v. Innova Pure Water, Inc. v. Sawyer Products, Inc. – Sawyer Products, Inc. v. Innova Pure Water, Inc. and J. Nohren and Rose C. Smith; Case No. 05-000538C1-07 in the Sixth Judicial Circuit Court of Pinellas County. This case is in its early stages and it is not possible at the present time with any reasonable degree of certainty to determine the likelihood of a favorable or unfavorable outcome nor to quantify the potential exposure to Innova.

Originally, Mr. Smith and Ms. Dancel sued Innova for accrued and unpaid vacation time. The total amount was less than $10,000. Innova counterclaimed against the former employees and their new employer, Sawyer Products, Inc., for violation of, and interference with the former employees’ covenants not to compete with Innova. In the litigation, Sawyer Products filed a claim against Innova and certain of its officers alleging misrepresentation in connection with certain loans Sawyer made to the Company and the issuance of warrants to Sawyer. Sawyer has also sued Innova for breach of contract. Sawyer is seeking damages in excess of $600,000. Innova is seeking both back royalties or lost profits, as well as damages, including punitive damages. Management of Innova believes it has meritorious defenses and intends to vigorously defend the claims and pursue Sawyer and its principals.

Neither DesertView nor Numera are currently involved in any litigation and neither of them is aware of any pending or threatened litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET PRICE OF THE REGISTRANT’S SECURITIES AND RELATED STOCKHOLDER MATTERS

Our Common Stock is traded in the over-the-counter market in the so called “pink sheets,” or on the “Electronic Bulletin Board” of the National Association of Securities Dealers, Inc. (the “NASD”) under the symbol “IPUR.OB” The transfer agent and registrar for the Common Stock is Continental Stock Transfer & Trust Company of New York. The following table sets forth, for the periods indicated, the high and low sales price for shares of the Common Stock as reported on the OTC.

	Sales Price
	High	Low
FISCAL YEAR ENDED JUNE 30, 2004
Fourth Quarter	0.070	0.040
Third Quarter	0.330	0.041
Second Quarter	0.250	0.022
First Quarter	0.060	0.030

FISCAL YEAR ENDED JUNE 30, 2005
Fourth Quarter	0.080	0.040
Third Quarter	0.070	0.040
Second Quarter	0.100	0.060
First Quarter	0.140	0.080

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

During the year ended June 30, 2005, the Company issued 300,000 shares of common stock in exchange for $112,000 cash.

As of June 30, 2005 there were approximately 450 beneficial owners of our common stock with 34,532,942 shares outstanding.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

IMPORTANT NOTE ABOUT FORWARD-LOOKING STATEMENTS

The following discussion and analysis should be read in conjunction with our audited financial statements as of June 30, 2005 and the notes thereto, all of which financial statements are included elsewhere in this form 10-KSB. In addition to historical information, the following discussion and other parts of this Form 10-KSB contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to factors discussed under “Business” and elsewhere in this Form 10-KSB.

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

SELECTED FINANCIAL DATA

The following financial data is derived from and should be read in conjunction with the “Consolidated Financial Statements and notes thereto. Information concerning significant trends in the financial condition and results of operations is contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected financial data set forth below reflects only nominal amounts attributable to the operations of Numera and DesertView. See Footnote 14 to the Financial Statements. The results of operations and financial statements for DesertView and Numera will be included in the future operating results and financial statements of Innova commencing in the first quarter of fiscal 2006.

SELECTED SUMMARY INCOME STATEMENT DATA

	Year Ended June 30
	2005	2004
Total sales revenue	$312,400	$671,300
Net loss	$(242,200)	$(282,800)
Loss per common share – basic	$(.02)	$(.02)
Shares used in per share computation	12,943,987	12,182,781
Loss per common share – assuming dilution	$(.02)	$(.02)
Shares used in diluted computation	12,943,987	12,182,781

SELECTED SUMMARY BALANCE SHEET DATA

June 30, 2005

Total assets	$1,297,500
Working capital deficit	$(251,800)
Long-term debt	$(176,700)
Stockholders’ equity	$770,100

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

In accordance with Statements of Financial Accounting Standards (“SFAS”) No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, all costs incurred to establish the technological feasibility are research and development costs. Software development costs incurred after technological feasibility and prior to the software being available for sale are capitalized. On June 27, 2005, the Company acquired capitalized software development costs through its acquisition of Numera Software Corporation. The software development costs will be amortized over its estimated useful life of 5 years. See also Footnote 3 – Significant Accounting Policies in the Financial Statements.

RESULTS OF OPERATIONS

Net Sales

Net sales for the twelve-month period ended June 30, 2005 were $312,400, an decrease of 53 percent from the $671,300 of net sales for the comparable period in 2004. This decrease was due to a decrease in sales to Sawyer Products and a reduction in marketing efforts due to a lack of operating capital. For the fiscal year ended June 30, 2005, shipments to Nikken, Inc. and CamelBak amounted to 48% and 30% of sales, respectively. For the fiscal year ended June 30, 2004, shipments to Sawyer Products and Nikken, Inc. amounted to 55% and 40% of sales, respectively.

Cost of Sales

For the year ended June 30, 2005, the cost of sales decreased to $221,200 from $396,500 for the year ended June 30, 2004. This decrease is mainly due to the decrease in sales.

Gross profit margin decreased 12 percent for the year ended June 30, 2005, to 29 percent from an overall gross profit margin of 41 percent for the year ended June 30, 2004. This decrease was due to not being able to volume purchase materials due to the overall decrease in sales.

Operating Expense

Operating expenses for the year ended June 30, 2005 were $445,500, or 143 percent of net sales. For the comparable period in 2004, operating costs amounted to $660,400, or 98 percent of net sales. The decrease in operating expenses is principally due to a reduction in non-essential expenditures. Also, we reduced the amount of expenditures for research and development and marketing.

Other Income and Expense

For the year ended June 30, 2005, net interest expense amounted to $15,600 as compared to net interest expense of $31,800 for the year ended June 30, 2004. This net decrease is due the Company earning $11,400 in interest income and to the interest on unpaid payables and the Company recording $12,200 as interest expense through the amortization of the discount on the $400,000 note payable. The discount on the note payable originated through a reconsideration of the relationship between an individual receiving options for marketing services and the relationship between the entity that advanced us the $400,000. Originally the individual was treated as an employee and no imputed expense was recognized. Upon closer review, Innova recognized the relationship between this individual and the entity that advanced us the $400,000 interest free loan. Accordingly, the fair market value of these options is treated as a discount.

Royalty income for the year ended June 30, 2005 of $4,600 was due to royalties received from Brita Products for the licensing of the Company’s technology. Royalty income for the year ended June 30, 2004 of $21,800 was also due to the licensing of the Company’s technology to Brita Products and Seychelle Environmental. The decrease in royalty income is due to a reduction in sales of the Brita Products that related to the licensing agreement.

Other income for the years ended June 30, 2005 and 2004, of $127,700 and $102,800, respectively, is related to the realized revenue from the exclusive licensing agreement payments received from CamelBak and Sawyer Products.

Income Taxes

Due to the Company’s history of operating losses, management has established a valuation allowance in the full amount of the deferred tax assets arising from these losses, as management believes it is more likely than not that the Company will not generate sufficient taxable income within the appropriate period to offset these operating loss carry forwards.

Net Loss

Net loss for the year ended June 30, 2005 amounted to $242,200, as compared to net loss of $282,800 for the comparable period in 2004. The decrease in net loss is primarily a result of royalties and other income.

Loss Per Share

For the year ended June 30, 2005, basic and diluted loss per share amounted to $(.02). For the comparable period in 2004, basic and diluted loss per share amounted to $(.02).

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

For the year ended June 30, 2005, net cash used by operating activities amounted to $325,200, as compared to the $5,000 provided by operating activities for the comparable period in 2004. This change is primarily due to the decrease in accounts payable and accrued expenses and deferred revenue as of June 30, 2005.

Investment Activities

The Company’s investment activities include equipment sales and purchases, patent acquisition and defense and receipt of restricted cash.

Net cash provided by investing activities for the year ended June 30, 2005 was approximately $54,100, as compared to net cash used by investing activities of approximately $67,400 for the comparable period in 2003. The increase in cash provided from investing activities is due primarily to a decrease in restricted cash during the year ended 2005.

Financing Activities

The Company provided $287,100 of financing activities for the year ended June 30, 2005, as compared to $13,600 of financing activities for the year ended June 30, 2004. This increase is primarily a result of the advances from stockholders and the sale of common stock.

As shown in the accompanying financial statements, we incurred a net loss of $242,200 during the year ended June 30, 2005 and as of that date; our working capital deficit was $251,800. Therefore, our ability to continue as a going concern is uncertain. We expect to incur significant losses in the future. As a result, we will need to generate significant revenues to achieve profitability and may never achieve profitability.

Although we continue to maintain our efforts to conserve cash, such efforts will not make us a viable business entity, and without significant additional revenues we may not be able to stay in business. We commenced the outsourcing of some production and support tasks that were previously being done in-house in order to reduce costs.

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

We are in continuous discussions with new prospective strategic alliance partners. However, there is no assurance we will enter into any new alliances in fiscal 2006. We do not anticipate significant business from Sawyer in the future due to the pending litigation matter. We received approximately $90,000 in revenue from CamelBak during fiscal 2005. There is no assurance that we will receive significant revenues from CamelBak in the future. Nikken has remained our most significant customer.

Our principal capital and liquidity needs historical have related to the acquisition, procurement and manufacturing of component parts relating to our water filtration products, sales and marketing activities, the development of manufacturing infrastructure, litigation costs associated with patent protection, and compensation to our executive officers. Because we have not had sufficient capital resources, we substantially scaled back research and development efforts, marketing and improvement of our manufacturing infrastructure. Unfortunately, we do not believe that we are in position to substantially decrease our capital and liquidity requirements through additional cost cutting efforts.

Our acquisition of Numera and DesertView will substantially change our financing activities and needs during fiscal 2006. We believe that our acquisition of DesertView and Numera will diversify our business base and provide us the opportunity to generate additional revenues. Management also believes that the acquisition of DesertView and Numera will increase our chances of raising outside capital to meet our future capital requirements. However, there is no assurance that we will be able to attract such capital or if we do attract such capital that it will be on favorable terms.

INFLATION

We believe that the impact of inflation and changing prices on our operations since the commencement of our operations has been negligible.

SEASONALITY

Innova does not deem its revenues to be seasonal.

ITEM 7.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Financial Statements

Years Ended June 30, 2005 and 2004

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Innova Pure Water, Inc.

Dallas, Texas

We have audited the accompanying consolidated balance sheet of Innova Pure Water, Inc., (the Company) as of June 30, 2005 and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Innova Pure Water, Inc. at June 30, 2005, and the consolidated results of their operations and cash flows for the year ended June 30, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has negative working capital of $251,800 as of June 30, 2005 and has incurred substantial losses in the previous years resulting in an accumulated deficit of $9,369,500. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Turner, Stone & Company LLP

Certified Public Accountants

September 30, 2005

Report of Independent Registered Public Accounting Firm

Board of Directors

Innova Pure Water, Inc.

Clearwater, Florida

We have audited the accompanying statements of operations, changes in stockholders’ equity (deficit), and cash flows for the year ended June 30, 2004. These financial statements are the responsibility of the management of Innova Pure Water, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of its operations and its cash flows for the year ended June 30, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the previously issued financial statements, the Company has negative working capital of $670,700, a net loss of approximately $282,800 as of and for the year ended June 30, 2004 and has incurred substantial net losses in the previous years resulting in an accumulated deficit of approximately $9,127,300. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2 of the previously issued financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Pender Newkirk & Company

Certified Public Accountants

Tampa, Florida

September 24, 2004

Innova Pure Water, Inc.

Consolidated Balance Sheet

June 30, 2005

Assets
Current assets:
Cash	$16,000
Accounts receivable, trade, net of allowance for doubtful accounts of $9,800	16,300
Other receivables	600
Inventories	66,000

Total current assets	98,900

Property and equipment, net of accumulated depreciation of $293,100	3,100

Other assets:
Computer software, net of accumulated amortization of $0	867,000
Patents, net of accumulated amortization of $592,800	161,700
Goodwill	160,100
Other	6,700

Total other assets	1,195,500
$1,297,500

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable, trade	$183,800
Accrued expenses	49,600
Note payable	4,000
Advances, shareholders	3,500
Deferred revenue	109,800

Total current liabilities	350,700

Long-term liabilities:
Note payable, net of unamortized discount of $23,300	176,700

Stockholders’ equity:
Preferred stock; $.001 par value; 2,000,000 shares authorized; 0 shares issued and outstanding
Common stock; $.0001 par value; 50,000,000 shares authorized; 34,559,025 shares issued and 34,532,942 shares outstanding	3,500
Capital in excess of par value	10,149,000
Accumulated deficit	(9,369,500)

783,000
Treasury stock, at cost; 26,083 shares	(12,900)

Total stockholders’ equity	770,100

$1,297,500

The accompanying notes are an integral part of the consolidated financial statements.

Innova Pure Water, Inc.

Consolidated Statements of Operations

	Year Ended June 30,
	2005	2004
Sales	$312,400	$671,300
Cost of sales	221,200	396,500

Gross profit	91,200	274,800

Operating expenses:
Selling expenses		200
General and administrative expenses	445,500	650,100
Research and product development		10,100

	445,500	660,400

Loss from operations	(354,300)	(385,600)

Other (income) expenses:
Interest, net	15,600	31,800
Royalties and other income	(127,700)	(134,600)

	(112,100)	(102,800)

Loss before provision for income taxes	(242,200)	(282,800)
Provision for income taxes

Net loss	$(242,200)	$(282,800)

Loss per common share	$(.02)	$(.02)

Weighted average number of common shares outstanding	12,943,987	12,182,781

The accompanying notes are an integral part of the consolidated financial statements.

Innova Pure Water, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

Years Ended June 30, 2005 and 2004

	Common Stock		Capital In Excess Of Par Value	Accumulated Deficit	Treasury Stock
	Shares	Amount
Balance, June 30, 2003	12,203,850	$1,200	$8,592,700	$(8,844,500)	$(13,400)
Issuance of treasury stock for services, 4,002 shares					500
Value of options returned in connection with sale of patent rights			(87,200)
Issuance of common stock for services	245,834		24,600
Net loss				(282,800)

Balance, June 30, 2004	12,449,684	$1,200	$8,530,100	$(9,127,300)	$(12,900)
Issuance of common stock for acquisition of Numera	16,600,000	1,700	844,900
Issuance of common stock for acquisition of DesertView	2,500,000	300	127,200
Issuance of common stock for settlement of liabilities	1,869,341	200	317,600
Issuance of common stock upon exercise of stock options	840,000	100	28,500
Issuance of common stock for cash	300,000		112,000
Advanced forgiven as a contribution from shareholder			188,700
Net loss				(242,200)

Balance, June 30, 2005	34,559,025	$3,500	$10,149,000	$(9,369,500)	$(12,900)

The accompanying notes are an integral part of the consolidated financial statements.

Innova Pure Water, Inc.

Consolidated Statements of Cash Flows

	Year Ended June 30,
	2005	2004
Operating activities
Net loss	$(242,200)	$(282,800)

Adjustments to reconcile net loss to net cash (used) provided by operating activities:
Depreciation and amortization	77,200	119,500
Common stock issued for services		25,100
Compensation for stock issued for services	28,600
Amortization of note payable discount	12,300	12,200
Increase of deferred compensation of related parties		157,700
(Increase) decrease in:
Accounts receivable	29,500	(15,600)
Inventories	(46,000)	89,400
Other assets and prepaid expenses	8,500	7,300
Decrease in:
Accounts payable and accrued expenses	(88,500)	(49,400)
Deferred revenue	(104,600)	(58,400)

Total adjustments	(83,000)	287,800

Net cash (used) provided by operating activities	(325,200)	5,000

Investing activities
Decrease (increase) in restricted cash	67,000	(67,000)
Acquisition of patents	(21,500)
Acquisition of businesses, net cash acquired	8,600
Acquisition of equipment		(400)

Net cash provided (used) by investing activities	54,100	(67,400)

Financing activities
(Decrease) increase in bank overdraft	(13,600)	13,600
Advances from shareholders	229,000
Repayment of advances to shareholder	(40,300)
Sale of common stock	112,000

Net cash provided by financing activities	287,100	13,600

Net increase in cash	16,000	(48,800)

Cash, beginning of year		48,800

Cash, end of year	$16,000	$0

Supplemental disclosures of cash flow information and noncash financing activities:
Cash paid during the year for interest	$0	$0

Cash paid during the year for income taxes	$0	$0

During the year ended June 30, 2005, the Company acquired the net assets of Numera and DesertView Corporations in exchange for 16,600,000 and 2,500,000 shares of common stock valued at $846,600 and $127,500, respectively.

During the year ended June 30, 2005, the Company exchanged 1,869,341 shares of common stock for the forgiveness of deferred compensation and other liabilities valued at $317,800.

During the year ended June 30, 2005, stockholder advances of $188, 700 were forgiven as additional paid in capital.

During the fiscal year ended June 30, 2004, the Company entered into an agreement to issue a non-exclusive right to a patent in satisfaction of $200,000 of the note payable and cancellation of 800,000 common stock options. As a result of the cancellation of options, the unused value of these options totaling $87,200 was credited to additional paid in capital.

During the fiscal years June 30, 2004, the Company incurred $19,800 of payables, for the acquisition and defense of patents, and acquisition of trademarks.

During the fiscal year ended June 30, 2004, the Company issued $500 of treasury stock in exchange for web site development services.

The accompanying notes are an integral part of the consolidated financial statements.

Innova Pure Water, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2005 and 2004

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

Effective June 27, 2005, the Registrant entered into two Stock Acquisition Agreements with DesertView Management Services, Inc., an Arizona corporation (“DesertView”) and Numera Software Corporation, a Washington corporation (“Numera”).

DesertView’s primary objective is to enhance the ability of small to medium sized businesses to produce higher profit levels through full utilization of their Information Technology (IT) resources. The company’s focus is to achieve a change in its clients management strategies which will produces an increase in profitability through growing, and at times restructuring their IT infrastructure.

Numera provides small to mid-sized businesses with full-featured, easy-to-use, real-time accounting software systems that meet or exceed the performance characteristics of mid to high-end competitors, at significantly lower cost.

For the years ended June 30, 2005 and 2004, sales to major customers are as follows:

	2005		2004
Nikken/Kenko World	$148,600	48%	$368,600	55%
Sawyer Products			$267,300	40%
CamelBak	$94,700	30%

Accounts receivable from these customers amounted to approximately $0 and $39,200 at June 30, 2005 and 2004, respectively.

For the years ended June 30, 2005 and 2004, sales to foreign customers amounted to approximately 2% and 1% of net sales to unaffiliated customers, respectively. These sales were made to customers in various locations as follows:

	2005	2004
Canada	$6,800	$2,400
Japan		6,000
Other		500

	$6,800	$8,900

The Company currently holds numerous patents assigned to them by a stockholder, in the field of water treatment and has additional domestic and foreign patents pending. The Company pursues an aggressive product development program with the goal to provide its strategic partners with unique competitive advantages.

Innova Pure Water, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2005 and 2004

2.	Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses in recent years. Further, for the year ended June 30, 2005, the Company had negative working capital of $251,800, a net loss of approximately $242,200 and has incurred substantial net losses in the previous years resulting in an accumulated deficit of approximately $9,369,500. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Although the Company continues to maintain costs and institute efforts to conserve cash, such efforts will not make them a viable business entity, and without significant additional revenues and/or equity capital, they may not be able to stay in business.

The Company continues to explore the possibility of outsourcing some production and support tasks that are currently being done in-house in order to reduce such costs. However, until sufficient volume is obtained to support significant outsourcing, the Company is not in a position to outsource production in order to save costs.

3.	Significant Accounting Policies

The significant accounting policies followed are:

The accompanying consolidated financial statements include the activity of the Company and its wholly owned subsidiaries, Numera Software Corporation and DesertView Management Services, Inc. All intercompany accounts, balances and transactions have been eliminated in consolidation.

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

Innova Pure Water, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2005 and 2004

3.	Significant Accounting Policies (continued)

Trade accounts receivable consist primarily of receivables from the sale of water filtration devices. The Company sells to its customers based on its standard credit policies and regularly reviews accounts receivable for any bad debts. The review for bad debts is based on an analysis of the Company’s collection experience, customer credit worthiness, and current economic trends. Receivables are determined to be past due based on payment terms of original invoices. The Company does not charge significant amounts of interest on past due receivables. There were no receivables on non-accrual of interest status at June 30, 2005.

Trade accounts receivable also include $15,800 which relates to consulting services. Based on management’s review of accounts receivable, an allowance for doubtful accounts of $9,800 is considered adequate at June 30, 2005.

Property and equipment are recorded at cost. Depreciation is calculated by the straight-line method over the estimated useful lives of the assets, ranging generally from 2 to 10 years. Additions to and major improvements of property and equipment are capitalized. Repair and maintenance expenditures are charged to expense as incurred. As property or equipment is sold or retired, the applicable cost and accumulated depreciation are eliminated from the accounts and any gain or loss is recorded. Depreciation expense amounted to approximately $12,200 and $27,400 for the years ended June 30, 2005 and 2004, respectively.

The Company has adopted Statement of Financial Accounting Standards Board No. 144 (SFAS No. 144), “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses the financial accounting and reporting for the impairment of long-lived assets, excluding goodwill and intangible assets, to be held and used or disposed of. The adoption of SFAS No. 144 did not have an impact on the Company’s consolidated financial position or results of operations. In accordance with SFAS No. 144, the carrying values of long-lived assets are periodically reviewed by the Company and impairments would be recognized if the expected future operating non-discounted cash flows derived from an asset were less than its carrying value and if the carrying value is more than the fair value of the asset. As of June 30, 2005, the Company did not have any asset that it considered to be impaired.

Patents are included in other assets in the accompanying consolidated financial statements and are being amortized over their estimated useful life of five years. Amortization recognized during the years ended June 30, 2005 and 2004 amounted to $65,000 and $92,100, respectively.

Goodwill consists of the excess of cost over the fair value of net assets acquired in business combinations.

The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires an annual impairment test for goodwill and intangible assets with indefinite lives. Under the provisions of SFAS No. 142, the first step of the impairment test requires that the Company determine the fair value of each segment, and compare the fair value to the segment’s carrying amount. To the extent a segment’s carrying amount exceeds its fair value, an indication exists that the segment’s goodwill may be impaired and the Company must perform a second more detailed impairment assessment. The second impairment assessment involves allocating the segment’s fair value to all of its recognized and unrecognized assets and liabilities in order to determine the implied fair value of the segmetn’s goodwill as of the assessment date. The implied fair value of the segment’s goodwill is then compared to the carrying amount of goodwill to quantify an impairment charge as of the assessment date. For the year ended June 30, 2005 there was no impairment recorded for goodwill related to the acquisition of DesertView Management Consulting, Inc. In the future, the Company will perform the annual test during its fiscal fourth quarter unless events or circumstances indicate impairment of the goodwill may have occurred before that time

Innova Pure Water, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2005 and 2004

3.	Significant Accounting Policies (continued)

Amortization expense for the next five years is estimated as follows:

2006	68,700
2007	39,900
2008	21,700
2009	9,400
2010	2,400

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

Research and development costs are charged to operations when incurred and are included in operating expenses. The amounts charged for the years ended June 30, 2005 and 2004 amounted to $0 and $10,100, respectively.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values.

These financial instruments include cash, accounts receivable and accounts payable. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The fair value of the Company’s notes payable is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

The Company records shares of common stock as outstanding at the time the Company becomes contractually obligated to issue shares. As of June 30, 2005, the Company has 34,532,942 shares outstanding.

Basic loss per share is calculated by dividing net loss by the average number of common shares outstanding during the year. Diluted loss per common share is calculated by adjusting outstanding shares, assuming conversion of all potentially dilutive stock options. At June 30, 2005 and 2004, there were no dilutive instruments outstanding.

Innova Pure Water, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2005 and 2004

3.	Significant Accounting Policies (continued)

Financial Accounting Standards Board Statement 123 (FASB 123), “Accounting for Stock-Based Compensation,” provides that expense equal to the fair value of all stock-based awards on the date of the grant be recognized over the vesting period. Alternatively, this statement allows entities to continue to apply the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” whereby compensation expense is recorded on the date the options are granted equal to the excess of the market price of the underlying stock over the exercise price. The Company has elected to continue to apply the provisions of APB 25.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment. This Statement replaces FASB Statement No. 123 and supersedes APB Opinion No. 25. Statement No. 123(R) will require the fair value of all stock option awards issued to employees to be recorded as an expense over the related vesting period. The Statement also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at the date of adoption. We are evaluating these new rules, but expect no material impact upon adoption relating to outstanding options since all of the awards under the existing incentive stock option plan will be fully vested prior to the effective date of the revised rules.

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

Innova Pure Water, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2005 and 2004

3.	Significant Accounting Policies (continued)

Pro forma information regarding net income and net income per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its stock options under the fair value method of SFAS No. 123. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model. During fiscal year ended June 30, 2005, no options were granted. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No 123, to stock-based employee compensation.

	2005	2004
Net loss, as reported	$(242,200)	$(282,800)
Deduct: Additional stock based employee compensation expense determined under fair value based methods for all awards, net of taxes	(1,900)	(0)

Pro forma net loss	$(244,100)	$(282,800)

Net loss per share:
As reported	$(.02)	$(.02)
Pro forma	$(.02)	$(.02)

In determining the pro forma amounts above, the value of each grant is estimated at the grant date using the Black-Scholes option model with the following weighted average assumptions:

2005
Dividend rate of	0%
Risk-free interest rate	3%
Expected lives	exercised immediately
Expected price volatility	180%

In accordance with Statements of Financial Accounting Standards (“SFAS”) No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, all costs incurred to establish the technological feasibility are research and development costs and charged to expense when incurred. Software development costs incurred after technological feasibility and prior to the software being available for sale are capitalized. On June 27, 2005, the Company acquired capitalized software development costs through its acquisition of Numera Software Corporation. The software development costs will begin being amortized when it is available for release to customers. At that time, the software will be amortized over its estimated useful life of 5 years.

Innova Pure Water, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2005 and 2004

4.	Inventories

Inventories consist of raw materials valued at $66,000

5.	Property and Equipment

Property and equipment consist of:

Tooling	$160,100
Machinery and equipment	136,100

$296,200
Less:
Accumulated depreciation	293,100

$3,100

6.	Related Party Transaction

During the year ended June 30, 2005, the Company agreed to convert salaries and fees of $317,800 due to two officers of the Company into 1,869,341 shares of common stock. The Company also exchanged 2,520,000 options held by these officers for 840,000 shares of common stock.

The above agreements are not necessarily indicative of the agreements that would have been entered into by independent parties.

7.	Note Payable

On March 26, 2002, the Company received proceeds of $400,000 in exchange for a note payable. The note payable is payable in five years at zero percent interest and is unsecured. In connection with the payable, the Company issued 1,200,000 stock options valued at $180,000 using the Black Scholes method, and is recorded as a discount on the note payable. During the year ended June 30, 2004, the Company entered into an agreement to issue a non-exclusive right to a patent in satisfaction of $200,000 of the note payable and cancellation of 800,000 common stock options. As a result of the cancellation of options, the unused value of these options was charged against additional paid in capital. For the year ended June 30, 2005 and 2004, the Company amortized $12,200 and $12,200 of the discount to interest expense, respectively.

Innova Pure Water, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2005 and 2004

8.	Lease Commitments

The Company rents its operating facilities under a non-cancelable operating lease expiring in March 2006 which provides for monthly rental and operating cost escalations.

The following is a schedule by year of future minimum rental payments required under these leases as of June 30, 2005:

Year Ending June 30,
2006	$29,000

Rent expense amounted to approximately $42,200 and $40,600 for the years ended June 30, 2005 and 2004, respectively.

The Company is also a guarantor on an automobile leased by the Chairman of the Board which expires in April 2007 and has 11 payments of approximately $700 remaining as of June 30, 2005.

9.	Income Taxes

The Company has incurred significant operating losses since its inception that have been carried forward for income tax purposes and, therefore, no tax liabilities have been incurred for the years presented. These operating losses and other timing differences give rise to a deferred tax asset and are as follows:

2005
Deferred tax asset:
Amortization	$147,000
Deferred revenue	44,000
Other timing differences	4,000
Loss carryforward	2,026,000

Net deferred tax asset	2,221,000
Allowance	(2,221,000)

$—

Differences between the federal benefit computed at a statutory rate of 34% and the Company’s effective tax rate and provision are as follows:

	2005	2004
Statutory benefit	$(82,000)	$(99,000)
State tax benefit, net of federal effect	(14,000)	(16,000)
Other differences	89,000	9,000
Increase in deferred income tax valuation allowance	7,000	106,000

	$—	$—

Innova Pure Water, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2005 and 2004

9.	Income Taxes (continued)

The Company has available at June 30, 2005 approximately $5,065,000 of unused operating loss carryforwards that may be applied against future taxable income, which would reduce taxes payable by approximately $2,000,000 in the future. These operating loss carryforwards began expiring June 30, 1991. Income tax benefits resulting from the utilization of these carryforwards will be recognized in the year in which they are realized for federal and state tax purposes. Approximately $64,000 of the unused net operating loss carryforwards expired in the fiscal year ended June 30, 2005.

The Company has provided a full valuation allowance related to the realizability of the deferred tax asset. The valuation allowance is based on evidence that the deferred tax asset will more likely than not, not be realized. Such valuation allowance may be increased or decreased in the future based on the likelihood of achieving future taxable earnings.

10.	Preferred Stock

Effective October 24, 1996, the Board of Directors authorized 2,000,000 shares of preferred stock with a par value of $.001 per share. The Board of Directors is authorized to issue the preferred stock in series and to fix, in the manner and to the full extent provided and permitted by law, the rights, preferences, and limitations of each series of preferred stock. At June 30, 2005, there were no shares of preferred stock issued or outstanding.

11.	Stock Options and Warrants

On April 22, 1999, the Company adopted the “1999 Stock Option Plan.” Under the plan, options to issue up to 1,000,000 shares of the Company’s common stock may be granted. The option price shall not be less than the greater of $.50 per share or 100 percent of the fair market value of the underlying common stock on the date of grant. As of June 30, 2005, 100,000 options were outstanding under the plan at $.50 per share. These options expire in 2009.

During the year ended June 30, 2002, the Company’s 1999 Stock Option Plan was amended to allow the remaining options to be granted at an option price not less than the greater of $.25 per share or 100 percent of the fair market value of the underlying stock on the date of the grant. During the year ended June 30, 2002, an additional 755,000 stock options at $.25 per share were granted under the 1999 Stock Option Plan. At June 30, 2005, none of these options were outstanding and 2,340,000 and 65,000 options were forfeited during 2005 and 2004, respectively.

During the year ended June 30, 2005, the Company issued two executives 840,000 shares of common stock issued under rule 144 in exchange for current option packages of 2,520,000. The original terms of the option packages were changed to reflect a cashless exercise. Under APB No. 25, $28,000 of expense was recognized.

On March 26, 2002, the Company entered into an agreement with an individual to provide marketing activities to the Company. In exchange for these services, this individual was granted 1.2 million options, which was subsequently reduced to 400,000 options, as compensation. These options are immediately exercisable, expire in five years, with the following terms:

Innova Pure Water, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2005 and 2004

11.	Stock Options and Warrants (continued)

200,000 warrants may be converted into 200,000 shares of Innova stock at $.50

200,000 warrants may be converted into 200,000 shares of Innova stock at $.75

As of June 30, 2005, none of these options has been exercised.

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

During the years ended June 30, 2005 and 2004, the Company did not issue any options.

The following is a summary of stock option activity during 2005 and 2004:

	1999 Stock Option Plans		Other
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options granted and outstanding, June 30, 2003	825,000	$.28	4,020,000	$.34
Options forfeited during the year	(65,000)	(.25)	(1,100,000)	(.73)

Options granted and outstanding, June 30, 2004	760,000	$.28	2,920,000	$.19

Options exercised during the year			(840,000)	(.00)

Options forfeited during the year	(660,000)	(.25)	(1,680,000)	(.12)

Options granted and outstanding, June 30, 2005	100,000	$.50	400,000	$.63

Innova Pure Water, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2005 and 2004

11.	Stock Options and Warrants (continued)

The following table summarizes the status of options outstanding at June 30, 2005:

	Outstanding Options			Exercisable Options
	Exercise Price	Number	Weighted Average Remaining Contractual Life	Number	Weighted Average Remaining Contractual Life
Other Options	$.50	200,000	1.74 years	200,000	1.74 years
Other Options	$.75	200,000	1.74 years	200,000	1.74 years
1999 Stock Option Plan	$.50	100,000	3.75 years	100,000	3.75 years

12.	Royalties and Other Income

Royalty and other income for the years ended June 30, 2005 and 2004 totaled $127,700 and $134,600, respectively. These amounts are the result of royalties received from the licensing of the Company’s technology to Brita Products and from licensing fees paid by CamelBak and Sawyer Products.

13.	Legal Settlements and Contingencies

Innova is currently plaintiff in a patent infringement lawsuit entitled Innova Pure Water, Inc., Plaintiff v. Safari Water Filtration Systems, Inc. d/b/a Safari Outdoor Products, Defendant; Case No. 99-1781-Civ-T-23F filed by the Company on August 4, 1999. The case was filed with the U.S. District Court, Middle District of Florida, Tampa Division. The Company has claimed patent infringement of U.S. Patent 5,609,759 on the part of the defendants. On December 16, 2003, the court ruled in favor of Safari. Innova filed an appeal with the United States Court of Appeals, case No. 04-1097, who, on August 11, 2004, reversed the lower courts decision. The case has been remanded back to the Circuit Court on September 1, 2004 to find on any remaining issues. Innova has filed for a summary judgment or the prompt setting of a trial date. It is not yet possible to evaluate the likelihood of a favorable or unfavorable outcome. On September 30, 2005, the Court issued an Order granting Innova’s motion for summary judgment. The Court adjudged that Innova’s U.S. Patent 5,609,759 is valid and enforceable and that claims set forth in said patent were infringed upon by products made, used, sold or offered for sale by Safari. Safari was permanently enjoined from making, using, selling or offering for sale in the United States any product covered under the patent’s claims as more fully set forth in the Order. Management of the Company believes the entry of this Order will have significance against other parties who may be infringing upon the Company’s products and services.

Innova Pure Water, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2005 and 2004

13.	Legal Settlements and Contingencies (continued)

Innova is currently a plaintiff and a cross defendant in a case captioned J. Smith and M. Dancel v. Innova Pure Water, Inc. v. Sawyer Products, Inc. – Sawyer Products, Inc. v. Innova Pure Water, Inc. and J. Nohren and Rose R. Smith; Case No. 05-000538C1-07 in the Sixth Judicial Circuit Court of Pinellas County. This case is in its early stages and it is not possible at the present time with any reasonable degree of certainty to determine the likelihood of a favorable or unfavorable outcome nor to quantify the potential exposure to Innova. No amounts relating to this case have been recorded in the accompanying consolidated financial statements.

Originally, Mr. Smith and Ms. Dancel sued Innova for accrued and unpaid vacation time. The total amount was less than $10,000. Innova counterclaimed against the former employees and their new employer, Sawyer Products, Inc., for violation of, and interference with the former employees’ covenants not to compete with Innova. In the litigation, Sawyer Products filed a $600,000 claim against Innova and certain of its officers alleging misrepresentation in connection with certain loans Sawyer made to the Company and the issuance of warrants to Sawyer. Sawyer has also sued Innova for breach of contract. Sawyer is seeking damages in excess of $600,000. Innova is seeking both back royalties or lost profits, as well as damages, including punitive damages. Management of Innova believes it has meritorious defenses and intends to vigorously defend the claims and pursue Sawyer and its principals.

14.	Acquisitions

On June 27, 2005, the Company entered into two Stock Acquisition Agreements to acquire DesertView Management Services, Inc. and Numera Software Corporation for 2,500,000 and 16,600,000 shares of restricted common stock, respectively. As part of the agreement, Innova received $112,000 of working capital in exchange for 300,000 shares of common stock. Immediately following the acquisitions, the former Numera Software Corporation stockholders owned approximately 48% of the voting common stock, with the former DesertView Management Services, Inc. stockholders owning approximately 7%. The Company acquired DesertView and Numera to diversify our business base and provide us the opportunity to generate additional revenues, as well as to increase the Company’s ability to raise outside capital to meet our future capital requirements.

The following table summarizes the allocation of the purchase price based on management’s estimate of the fair values of the assets acquired and liabilities assumed at the date of the acquisition, including changes of estimates through June 30, 2005.

	Numera		DesertView
Current assets		$400	15,300
Fixed assets	$		100
Software other long-term assets		$867,800	100
Goodwill			160,100

Total assets acquired		$868,200	175,600
Total liabilities assumed		$(21,600)	(48,100)

Net assets acquired		$846,600	127,500

Innova Pure Water, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2005 and 2004

14.	Acquisitions (continued)

The following unaudited pro forma information is presented as if the purchase of the stock of Numera and DesertView had occurred on July 1, 2003:

	Year Ended
	June 30, 2005	June 30, 2004
Total revenues	$455,700	$776,900
Net loss applicable to common stock	$(228,800)	$(260,216)
Loss per share:
Basic	$(.01)	$(.01)
Diluted	$(.01)	$(.01)

Earnings per share is calculated based on approximately 19,100,000 additional shares being outstanding to account for the purchase price of Numera and DesertView.

Innova Pure Water, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2005 and 2004

15.	Segment information

The Company has three reportable segments during 2005; manufacturing, software and consulting and only one reportable segment during the year ended 2004. Therefore, for the year ended June 30, 2005 the Company has included segment reporting.

	Manufacturing	Software	Consulting	Total
Revenue	$312,400	$—	$—	$312,400
Interest expense, net	$15,600	$—	$—	$15,600
Depreciation and amortization	$77,100	$—	$—	$77,100
Net (loss) income	$(242,200)	$—	$—	$(242,200)
Property and equipment, net of accumulated depreciation	$3,100	$—	$—	$3,100
Computer software, net of accumulated amortization	$—	$867,000		$867,000
Goodwill	$—	$—	$161,700	$161,700
Patents, net of accumulated amortization	$—	$—	$160,100	$160,100
Segment assets	$253,700	$868,200	$175,600	$1,297,500

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

On June 29, 2005, the Company dismissed Pender Newkirk & Company (“Pender”) as its independent certifying accountant. Pender had been the independent registered public accounting firm for and audited the consolidated financial statements of the Registrant as of June 30, 2003 and June 30, 2004. The reports of Pender on the consolidated financial statements of Innova for the past two fiscal years contained no adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles, except for an explanatory paragraph relating to the Registrant’s ability to continue as a “going concern.” The decision to change accountants was approved unanimously by the Board of Directors and was based upon the Company’s desire to retain an accounting firm with offices closer to its new location in Texas.

In connection with the audits for the two most recent fiscal years and in connection with Pender’s review of the subsequent interim periods through the date of dismissal on June 29, 2005, there have been no disagreements between Innova and Pender on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Pender, would have caused Pender to make reference thereto in their report on Innova’s financial statements for these fiscal years.

Effective June 29, 2005, the Company’s Board of Directors approved the engagement of Turner, Stone & Company (“Turner Stone”) as the Company’s independent accountants for the fiscal year ending June 30, 2005, effective upon the final execution of an engagement letter.

During the two most recent fiscal years and through July 7, 2005, the Company did not consult with Turner Stone regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company’s financial statements, or any other matter that was either the subject of disagreement or identified in response to Item 304(a)(1)(iv) of Regulation S-B.

ITEM 8A. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of June 30, 2005. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to Innova Pure Water, Inc., and was made known to them by others within those entities, particularly during the period when this report was being prepared.

There were no significant changes in the Company’s Internal Controls or in other factors that have materially affected, or are reasonably likely to affect, Internal Controls over financial reporting during the most recent fiscal year.

Our management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of the control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, If any within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, and/or the degree of compliance with the policies or procedures may deteriorate.

Complying with the Sarbanes-Oxley Section 404 requires significant effort in a compressed timeframe, as well as result in our incurring substantial cost to comply with Sarbanes-Oxley Section 404. There can be no assurance that the valuation required by Sarbanes-Oxley Section 404 will not result in the identification of additional significant control deficiencies or that our auditors will be able to attest to the effectiveness of our internal controls of financial reporting. Our auditors inability to examine the effectiveness of our internal controls over financial reporting may have a material adverse effect on the value of our securities. If our auditors identify significant control deficiencies we will attempt to eliminate such deficiencies. However, there is no assurance we will be able to eliminate such deficiencies on a timely and cost efficient basis within the required regulatory and legal timeframes.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information with respect to each person who is a director or an executive officer of the Company as of June 30, 2005. The information set forth in this table reflects the effects of the Stock Acquisition Agreements entered into with Numera and DesertView on June 27, 2005.

Name	Age	Position
John E. Nohren, Jr. Rose C. Smith David Paul Condra Jim R. Davisson John L. Finan Randal McClanahan David L. Zich	74 54 59 59 63 44 54	Chairman of the Board, Director Director Director Director, Chief Financial Officer, Treasurer, Secretary Director Director Director, Chief Executive Officer

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

Rose C. Smith was appointed President during 1996, and President and Chief Executive Officer effective June 30, 1997 until her recent resignation on June 27, 2005. Ms Smith remains a director and very active in the development of sales for the Company. Ms. Smith began her career in the financial community at Bache and Co., Inc. (Prudential Securities, Inc.) and was a financial adviser to the principals of the Moore McCormick Shipping Lines. She functioned in a number of consulting roles relative to product acquisition, licensing, and line extensions and has been retained by Aguecheek Ltd. in England, which owned the licensing rights to Armani, Valentino,

Ungaro, Tiffany and others. Ms. Smith was also a consultant regarding potential corporate acquisitions for Marubeni in Tokyo. She became associated with the Company in 1993 as a marketing consultant, hence became the Director of Business Development until elected President in 1996, and Chief Executive Officer in June 1997.

David Paul Condra, 59, is President and CEO of System Resources, Inc. of Fort Smith, Arkansas. System Resources Inc. employees a number of former IBM engineers in various locations for sales and support of IBM mid-range hardware and several types of networks. A 1968 graduate of the University of Arkansas with a Bachelor of Arts Degree in Marketing, he worked in radio and sports broadcasting until 1974 when he joined IBM as a territory manager, a position he held until early 1982 when he resigned to form System Resources, Inc. Mr. Condra became a Director in connection with the Stock Acquisition Agreements with Numera and DesertView on June 27, 2005.

Jim R. Davisson, 59 currently holds a position with the Transportation Security Administration in Dallas, Texas. Previously Mr. Davisson has been in commercial banking and small business consulting for approximately 25 years. He has served as the President and CEO of First National Bank Bedford and was the managing partner in Campbell, Reaves & Associates, a small business consulting firm. He also founded and was President and CEO of American Orthopedic & Neurological Rehabilitation Centers which were occupational medical clinics throughout the Dallas and Fort Worth area. Mr. Davisson holds Bachelor of Science degree from the University of Memphis and a graduate degree from the Paul W. Barret, Jr. Graduate School of Banking. Mr. Davisson became our Chief Financial Officer, Secretary, Treasurer and a Director in connection with the Stock Acquisition Agreements with Numera and DesertView on June 27, 2005.

John L. Finan, 63, retired USAF General, currently serves as Vice President for Administration and Finance/Chief Financial Officer of Rowan University, a university in Glassboro, NJ with over 9,500 students. Prior to Rowen, he was Vice President for Business and Finance/CFO at The University of South Carolina. During his military career, General Finan served in many capacities including, Director of Budget and Cost Analysis, United States Air Force Academy. From 1991 until his retirement in 1993 General Finan was Executive Vice President of AAFSS, the Army-Air Force worldwide retail organization. Mr. Finan’s educational background includes a BA-Economics from the University of Connecticut, an MBA from Michigan State University, plus Advanced Management from Columbia University in New York and the JFK School of Government/School for Senior Management in Government, Harvard University, Cambridge, MA. Mr. Finan became a Director in connection with the Numera and DesertView Stock Acquisition Agreements on June 27, 2005.

Randal McClanahan, age 44, a graduate of the University of Arkansas began his career in the mortgage business in 1986 in the Dallas/Fort Worth area. Mr. McClanahan has been associated with Numera Software Corporation for several years, first as a stockholder and later serving as an officer and director. Mr. McClanahan became a Director in connection with the Stock Acquisition Agreements with DesertView and Numera on June 27, 2005.

David L. Zich, 54, President of DesertView Management Services, Inc. of Tucson, AZ, offers more than 35 years experience of directing the development, growth and leadership of business and executive personnel. Mr. Zich became our Chief Executive Officer and a Director as part of the Stock Acquisition Agreements with DesertView and Numera on June 27, 2005.

BOARD OF DIRECTORS

The Company’s Bylaws fix the size of the Board of Directors at no fewer than one and no more than nine members, to be elected annually by a plurality of the votes cast by the holders of Common Stock, and to serve until the next annual meeting of stockholders and until their successors have been elected or until their earlier resignation or removal. During the fiscal year ended June 30, 2005, Emanuel Mersis and Peter Christiansen resigned due to other business obligations. We currently have seven directors. Messrs. Finan, Condra, and McClanahan, are considered independent outside directors.

During fiscal year ended 2005 our Board of Directors held 7 meetings at which all Directors were present. We did not have a separate compensation, audit or nominating committee during fiscal year ended June 30, 2005. We currently do not compensate any of our Directors for serving on our Board. We intend to adopt compensation packages for our Board members during fiscal 2006 and establishing a compensation committee during fiscal year ended 2006. Until such date our entire Board of Directors shall serve as the compensation committee.

THE COMMITTEES

After the acquisitions of Numera and DesertView we appointed John Finan and Randal McClanahan as our Audit Committee. Mr. McClanahan is deemed our financial expert. Each of the members of the Audit Committee are considered independent. We do not have a standing nominating committee for the Board.

CODE OF ETHICS

In connection with the filing of this Form 10K-SB we have adopted a “Senior Financial Officers – Code of Ethics” that applies to all Innova employees and Board of Directors, including our principal executive officer and principal financial officer, or persons performing similar functions. A copy of our Code of Ethics is attached as an Exhibit to this Form 10-KSB. We intend to post the Code of Ethics and related amendments or waivers, if any, on our website at www.innovapurewater.com. Information contained on our website is not a part of this report. Copies of our Code of Business Conduct and Ethics will be provided free of charge upon written request to Mr. Jim R. Davisson, 15851 N. Dallas Parkway, Suite 1200, Addison, Texas.

ITEM 10. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The following table shows the compensation paid or accrued by the Company for the fiscal years ended June 30, 2005 and June 30, 2004 to or for the account of the Rose Smith, President and Chief Executive Officer and John E. Nohren, Jr., Chairman of the Board. No other executive officer or director of the Company received benefits or an annual salary and bonus of $100,000 or more during the stated period. Accordingly, the summary compensation table does not include compensation of other executive officers.

SUMMARY COMPENSATION TABLE

ANNUAL COMPENSATION				LONG-TERM COMPENSATION AWARDS
Name & Principal Position	Salary Received In Cash Or Deferred ($)(1)	Bonus ($)	Other Annual Compensation ($)(2)	Restricted Stock Award(s) (#)(3)	OPTIONS/ SARS (#)	LTIP Payouts ($)	All Other Compensation Received in Cash or Deferred ($)(1)
Fiscal 2004
John E. Nohren, Jr. Chairman, BOD, CFO	—	—	$82,500	—	—	—	—
Rose Smith President and CEO	$82,500	—	—	—	—	—	—
Fiscal 2005 John E. Nohren, Jr. Chairman, BOD	—	—	—	975,845	—	—	—
Rose Smith Director	—	—	—	1,733,496	—	—	—

(1)	Represents actual cash compensation paid as salary for Ms. Smith or payments for Mr. Nohren, as well as deferred compensation payable to them which was expensed during the respective fiscal year.
(2)	Represents consulting fees paid or accrued for Mr. Nohren.
(3)	Represents 1,316,829 shares of restricted common stock issued to Rose Smith in exchange for accrued and unpaid salaries of $223,861. Mrs. Smith also agreed to exchange 1,250,000 options to acquire common stock for 416,667 shares of common stock. Also represents John Nohren’s agreement to exchange $93,927 of accrued unpaid consulting fees for 552,512 shares of restricted common stock and his agreement to exchange options to acquire 1,270,000 shares of common stock for 423,333 shares of common stock.

EMPLOYMENT AND OTHER AGREEMENTS

We currently do not have any written employment agreements with our Executive Officers. We intend upon entering into written compensatory arrangements with our Executive Officers during fiscal year end 2006.

During fiscal 2004 Rose Smith and Jack Nohren did not have written compensatory or employment agreements inasmuch as their prior and “Certain Transactions”) agreements had terminated. In connection with the DesertView and Numera Stock Acquisition Agreements, each of these individuals agreed to accept shares of our common stock in satisfaction of accrued compensatory and other payment obligations. In addition, each of these individuals agreed to exchange options for shares of our common stock. See Footnote 3 to the Summary Compensation Table set forth above.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES

The information provided in the table below provides information with respect to each exercise of stock options during fiscal 2005 and fiscal 2004 by each of the executive officers named in the summary compensation table and the fiscal year end value of unexercised options.

(a) Name	(b) Shares Acquired/ Exercised	(c) Value Realized ($)(1)	(d) Number of Unexercised Options Issued During FY-End Exercisable on or after July 1, 2004 or July 1, 2005	(e) Value of Unexercised In- the Money Options at FY- End ($) Exercisable on or after July 1, 2004 or July 1, 2005 (1)
Fiscal 2004
John E. Nohren, Jr.	—	—	—	0
Rose Smith	—	—	—	0
Fiscal 2005
John E. Nohren, Jr.	423,333	25,400	—	0
Rose Smith(2)	416,667	25,000	—	0

(1)	The aggregate dollar values in column (c) and (e) are calculated by determining the difference between the fair market value of the Common Stock underlying the options and the exercise price of the options at exercise or fiscal year end, respectively. In calculating the dollar value realized upon exercise, the value of any payment of the exercise price is not included.
(2)	Represents Mr. Nohren’s agreement to exchange options to acquire 1,270,000 shares of common stock for 423,333 shares of common stock and Rose Smith’s agreement to exchange 1,250,000 options to acquire common stock for 416,667 shares of common stock in connection with the Numera and DesertView Stock Acquisition Agreements. See “Summary Compensation Table.”

STOCK OPTIONS

On April 22, 1999, the Company adopted the “1999 Stock Option Plan.” Under the plan, options to issue up to 1,000,000 shares of the Company’s common stock may be granted. The option price was not to be less than the greater of $.50 per share or 100 percent of the fair market value of the underlying common stock on the date of grant. As of June 30, 2005, 100,000 options were outstanding under the plan at $.50 per share. These options expire in 2009.

During the year ended June 30, 2002, the Company’s 1999 Stock Option Plan was amended to allow the remaining options to be granted at an option price not less than the greater of $.25 per share or 100 percent of the fair market value of the underlying stock on the date of the grant. At June 30, 2005, 100,000 of these options are outstanding, fully vested and exercisable.

During the year ended June 30, 2005, the Board of Directors authorized the Company to issue two executives 840,000 restricted shares of common stock at a $0 exercise price in exchange for current option packages of 2,520,000 to be exercised at $0.25. Under APB No. 25, $28,000 of expense was recognized.

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

As of June 30, 2005, none of these options has been exercised.

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

The following table sets forth information with respect to our common stock that may be issued upon the exercise of outstanding options, warrants, and rights to purchase shares of our common stock as of June 30, 2005.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))

Equity Compensation Plans Approved by Stockholders	-0-	NA	N/A

Equity Compensation Plans Not Approved by Stockholders	500,000	$.44	900,000
Total

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to the beneficial ownership of shares of Company Common Stock owned as of June 30, 2005 beneficially by (i) each person who beneficially owns more than 5% of the outstanding Company Common Stock, (ii) each director of the Company, (iii) the Chairman and Treasurer, and the President and Chief Executive Officer of the Company (the only executive officers of the Company whose cash and non-cash compensation for services rendered to the Company for the year ended June 30, 2005, exceeded $100,000) and (iv) directors and executive officers of the Company as a group:

Name of Beneficial Owner (3)	Amount and Nature of Beneficial Ownership (1)	Percent of Class (2)
John E. Nohren, Jr. and Francis Weaver Nohren (4)(5)	4,038,938	11.7
Rose C. Smith (6)	2,891.109	8.4
David Paul Condra(8)	30,000	*
Jim R. Davisson(8)	50,000	*
John L. Finan(8)	100,000	*
Randal McClanahan(8)	517,000	1.5
David L. Zich(8)	880,000	2.5
All directors and executive officers	8,507,047	24.6
As a group (9 persons)

*	Less than 1%
(1)	Represents sole voting and investment power unless otherwise indicated.
(2)	Based on approximately 34,539,942 shares of Company Common Stock outstanding as of June 30, 2005 after giving affect to the DesertView and Numera Stock Acquisition Agreement plus, as to each person listed, that portion of the unissued shares of Company Common Stock subject to outstanding options which may be exercised by such person, and as to all directors and executive officers as a group, unissued shares of Company Common Stock as to which the members of such group have the right to acquire beneficial ownership upon the exercise of stock options within the next 60 days, or 17,018,765 shares.
(3)	The address of each individual is in care of the Company.
(4)	May be deemed to be a “founder” of the Company for the purpose of the Securities Act.
(5)	Represents aggregate shares held between Mr. Nohren individually, his wife individually and shares held in joint tenancy. Includes 975,845 shares issued to Mr. Nohren and his wife in satisfaction of accrued obligations and exchange of outstanding options.
(6)	54,350 of the shares of common stock as set forth above are owned by Elliot Smith, husband of Rose C. Smith. Includes 1,734,496 shares issued to Ms. Smith during 2005 in satisfaction of accrued compensatory obligations and in exchange for outstanding options.
(7)	Represents shares held directly and indirectly by Joe Cayre and his family pursuant to an agreement reached between the Company and the Good Times family of companies.
(8)	Represents shares issued in connection with Numera and DesertView Stock Acquisition Agreement.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Effective June 27, 2005, Innova entered into two Stock Acquisition Agreements. One Stock Acquisition Agreement was with DesertView. The other was with Numera. In the Numera transaction, we issued 16,600,000 shares of our Common Stock to the shareholders of Numera in consideration for 100% of the issued and outstanding shares of Numera stock. In the DesertView transaction, we issued 2,500,000 shares of our Common Stock to the shareholders of DesertView in consideration for 100% of the issued and outstanding shares of DesertView stock. In connection with the closing of these transactions, the Company received $112,000 of common stock proceeds from affiliates of DesertView and Numera to meet our short-term obligations.

As a result of the DesertView and Numera transactions, both DesertView and Numera became wholly-owned subsidiaries of the Company.

In connection with the Stock Acquisition Agreements with Numera and DesertView, David L. Zich, John L. Finan, Randal McClanahan, Jim R. Davisson, and David Paul Condra joined Jack Nohren and Rose Smith as directors of Innova. In addition, David L. Zich becomes President and Jim R. Davisson Secretary/Treasurer of Innova. Innova has relocated its corporate offices from Clearwater, Florida to Dallas, Texas.

During fiscal 2005 we issued 1,316,829 shares of our common stock to Rose Smith in exchange for accrued and unpaid salaries of $223,861. In addition, in connection with the DesertView and Numera Stock Acquisition Agreements Ms. Smith also agreed to exchange 1,250,000 options to acquire common stock for 416,667 shares of our common stock.

During fiscal 2005 John Nohren agreed to accept 552,512 shares of our restricted common stock to satisfy approximately $93,927 of accrued unpaid consulting fees. In addition, in connection with the DesertView and Numera Stock Acquisition Agreements Mr. Nohren agreed to exchange options to acquire 1,270,000 shares of our common stock for 423,333 shares of common stock.

ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K

(a) Exhibits.

Number	Title of Document
3(a)	Articles of Incorporation, as amended (1)

3(b)	Bylaws (1)

4(a)	Specimen Certificate (1)

4(b)	1996 Incentive Stock Option Plan (1)

4(c)	1999 Incentive Stock Option Plan (1)

10(a)	[Reserved]

10(b)	Agreement with Rubbermaid Incorporated dated July 21, 1998 (1)

10(c)	[Reserved]

10(d)	Stock Purchase/Warrant Exchange Agreement with GoodTimes Entertainment, Inc. dated October 11, 1997 (1)

10(e)	Employment Agreement with Rose C. Smith dated June 30, 1997 (1)

10(f)	Royalty Agreement with John E. Nohren, Jr. dated June 30, 1997 (1)

10(g)	License Agreement with A. C. International dated May 21, 1998 (1)

10(h)	Supply and Distribution Agreement with Bowline Family Products, Inc. Dated September 26, 1997 (1)

10(i)	[Reserved]

10(j)	Purchase and Supply Agreement with Rose Group dated January 22, 1997 (terminated) (1)

10(k)	Real Estate Lease with Carr Rubin Associates dated January 21, 1998 (1)

10(l)	Stock Option Agreement with Rose Smith for unpaid 2002 salary (2)

10(m)	Stock Option Agreement with Jack Nohren for 2002 unpaid royalties (2)

10(n)	Letter Agreement between the Company and Rose Smith regarding fiscal 2003 compensation arrangement (2)

10(o)	Letter Agreement between the Company and Jack Nohren regarding fiscal 2003 royalty arrangement (2)

10(p)	Agreement by and between Sawyer Products, Curt Avery and the Company regarding $400,000 loan and issuance of 1,2000 Warrants (2)

10(q)	Distribution Agreement with CamelBak Products (2)

10(r)	Stock Acquisition Agreement by and between Numera Software Corporation, and Innova Pure Water, Inc. (3)

10(s)	Stock Acquisition Agreement by and between DesertView Management Services, Inc. and Innova Pure Water, Inc. (3)

10(t)	Letter Agreement by and between Innova Pure Water, Inc., Rose Smith and Jack Nohren in connection with issuance of shares in exchange for past due compensation and outstanding option as part of the DesertView and Numera Stock Acquisition Agreements.

31.1	Certification of the Chief Executive Officer, dated October 10, 2005. (4) (This certification required as Exhibit 31 under Item 601(a) of Regulation S-K is filed as Exhibit 31.1 pursuant to SEC interim filing guidance.) (4)

31.2	Certification of the Chief Financial Officer, dated October 10, 2005. (This certification required as Exhibit 31 under Item 601(a) of Regulation S-K is filed as Exhibit 31.2 pursuant to SEC interim filing guidance.) (4)

32	Written Statements of the Chief Executive Officer and Chief Financial Officer, dated October 10, 2005. (4) (This certification required as Exhibit 32 under Item 601(a) of Regulation S-K is furnished in accordance with Item 601(b) (32) (iii) of Regulation S-K as Exhibit 32 pursuant to SEC interim filing guidance. (4)

99.1	Code of Ethics. (4)

(1)	All of the items below are incorporated by reference to the Company’s Registration Statement on Form 10SB (SEC File No. 000-14988).
(2)	Incorporated by reference into prior Form 10-KSB filing for the years so indicated.
(3)	See Form 8-K June 27, 2005.
(4)	Filed herewith.

(b) Reports on Form 8-K

The Company filed four reports on Form 8-K related to activities during the fiscal quarter ended June 30, 2005:

Date of Report	Items Reported
November 22, 2004	Departure of Director and Interim Chief Financial Officer-E.J. Mersis

June 27, 2005

•     Completion of Acquisition or Disposition of Assets-Numera and Desertview

•     Unregistered Shares of Equity Securities

•     Departures of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers

Regulation FD Disclosure

Financial Statements and Exhibits

June 29, 2005	Changes in Registrant’s Certifying Accountants

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

COMPENSATION OF AUDITORS

Pender, Newkirk and Company billed the Company an aggregate of $24,244 and $34,981 in fees and expenses for professional services rendered in connection with the audit and reviews of the Company’s financial statements during the fiscal year ended June 30, 2005 and 2004, respectively to be included in reports filed with the Securities and Exchange Commission. All of these fees were pre-approved by the Board of Directors.

Financial Information Systems Design and Implementation Fees. Pender, Newkirk and Company did not provide the Company any professional services for financial information systems design or implementation for the fiscal years ended June 30, 2005 and 2004.

All Other Fees. Pender, Newkirk and Company billed the Company an aggregate of $3,500 and $3,108 in fees and expenses during the years ended June 30, 2005 and 2004, respectively, primarily for the following professional services, all of these fees were pre-approved by the Board of Directors:

	2005	2004
Audited related services	$-0-	$-0-
Taxes	$3,500	$3,108
Other	$-0-	$-0-

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOVA PURE WATER, INC

Dated: October 10, 2005	By:	/s/ David L. Zich
President, Chief Executive Officer,
Director

Dated: October 10, 2005	By:	/s/ Jim R. Davisson
Chief Financial Officer, Principal
Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: October 10, 2005	By:	/s/ John E. Nohren, Jr.
Chairman, Board of
Directors

Dated: October 10, 2005	By:	/s/ John L. Finan
Director

Dated: October 10, 2005	By:	/s/ Randal McClanahan
Director

Dated: October 10, 2005	By:	/s/ David L. Zich
Director

Dated: October 10, 2005	By:	/s/ David Paul Condra
Director

Dated: October 10, 2005	By:	/s/ Rose C. Smith
Director

Dated: October 10, 2005	By:	/s/ Jim R. Davisson
Director