Form 10QSB
period 2005-09-30
INNOVA PURE WATER INC /FL/
filed 2005-11-21
CIK 791994

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2005

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

15851 N. Dallas Parkway Suite 1200 Addison, Texas 75001

(Address of Principal Executive Offices)

(972) 616-1200

(Registrant’s Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  YES    ☐  NO

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):     Yes  ☐    NO  ☒

There were 34,532,942 shares of the Registrant’s $.0001 par value common stock outstanding as of September 30, 2005.

Transitional Small Business Format (check one)    Yes  ☐    NO  ☒

Table of Contents

Part I

Financial Information

Innova Pure Water, Inc.

Three Months Ended

September 30, 2005 and 2004 (Unaudited)

Item 1.	Consolidated Financial Statements
Consolidated Balance Sheet for September 30, 2005 (Unaudited)

Consolidated Statements of Operations for the Three Months Ended September 30, 2005 and 2004 (Unaudited)

Consolidated Statement of Changes in Stockholders’ Equity for the Three Months Ended September 30, 2005 (Unaudited)

Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2005 and 2004 (Unaudited)

Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion & Analysis of Financial Condition and Plan of Operation

Item 3.	Controls and Procedures

Part II – Other Information

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Matters

Item 6.	Exhibits and Reports on Form 8-K

Signatures

Innova Pure Water, Inc.

Consolidated Balance Sheet

September 30, 2005

(Unaudited)

Assets

Current assets:

Cash

$

22,600

Accounts receivable, trade, net of allowance for doubtful accounts of $9,800

117,900

Other receivables

500

Inventories

14,200

Total current assets

155,200

Property and equipment, net of accumulated depreciation of $293,400

3,000

Other assets:

Computer software, net of accumulated amortization of $0

885,300

Patents, net of accumulated amortization of $626,500

128,000

Goodwill

160,100

Other

6,700

Total other assets

1,180,100

$

1,338,300

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:

Accounts payable, trade

$

273,800

Accrued expenses

17,800

Note Payable

4,000

Advances, shareholders

73,600

Deferred revenue

79,900

Total current liabilities

449,100

Note payable net of unamortized discount of $20,300

179,700

Stockholders' equity:

Preferred stock; $.001 par value; 2,000,000 shares authorized;

0 shares issued and outstanding

Common stock; $.0001 par value; 50,000,000 shares authorized;

34,559,025 shares issued and 34,532,942 shares outstanding

3,500

Capital in excess of par value

10,149,000

Accumulated deficit

(9,430,100)

722,400

Treasury stock, at cost; 26,083 shares

(12,900)

Total stockholders' equity

709,500

$

1,338,300

The accompanying notes are an integral part of the consolidated financial statements.

Innova Pure Water, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,
	2005	2004
Net sales	$139,900	$77,800
Cost of sales	67,600	42,000

Gross profit	72,300	35,800

Operating expenses:
General and administrative expenses	161,500	123,600

		123,600

Loss from operations	(89,200)	(87,800)

Other (income) expenses:
Interest, net	3,000	6,500
Royalties and other income	(31,600)	(21,200)

	(28,600)	(14,700)

Net loss	$(60,600)	$(73,100)

Loss per common share	$(.00)	$(.01)

Weighted average number of Common shares outstanding	34,942,942	12,423,601

The accompanying notes are an integral part of the consolidated financial statements

Innova Pure Water, Inc.

Consolidated Statement of Changes in Stockholders’ Equity

Three Months Ended September 30, 2005

(Unaudited)

  Capital In

       Common Stock

  Excess Of

Accumulated

Treasury

    Shares

Amount

  Par Value

     Deficit

   Stock

Balance, June 30, 2005

34,559,025

$3,500

$10,149,000

$(9,369,500)

$(12,900)

Net loss

       (60,600)

Balance, September 30, 2005

34,559,025

$3,500

$10,149,000

$(9,430,100)

$(12,900)

The accompanying notes are an integral part of the consolidated financial statements.

Innova Pure Water, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

Three Months Ended September 30,

        2005

        2004

Operating activities

Net loss

$

(60,600)

$

(73,100)

Adjustments to reconcile net loss to net cash used

by operating activities:

Depreciation and amortization

33,800

22,500

Amortization of note payable discount

3,000

3,100

Increase of deferred compensation of related parties

41,200

(Increase) decrease in:

Accounts and other receivables

(101,500)

(1,500)

Inventories

51,800

 9,000

Other assets and prepaid expenses

1,800

(Decrease) increase in:

Accounts payable and accrued expenses

39,900

(21,200)

Deferred revenue

(29,900)

(14,400)

Total adjustments

(2,900)

40,500

Net cash used by operating activities

(63,500)

(32,600)

Investing activities

Decrease in restricted cash

67,000

Net cash provided by investing activities

67,000

Financing activities

Decrease in bank overdraft

(13,600)

Advances from shareholders

70,100

,

Net cash provided by (used in) financing activities

70,100

(13,600)

Net increase in cash

6,600

Cash, beginning of year

16,000

Cash, end of period

$

22,600

$

20,800

Supplemental disclosures of cash flow information and noncash financing activities:

 Cash paid during the year for interest

$

0

$

0

During the three months ended September 30, 2005, the Company incurred $18,300 of payables for additions to computer software.

The accompanying notes are an integral part of the consolidated financial statements.

Innova Pure Water, Inc.

Notes to Consolidated Financial Statements

Three Months Ended September 30, 2005 and 2004 (Unaudited)

1. Consolidated Financial Statements

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three month periods ended September 30, 2005 and 2004, (b) the financial position at September 30, 2005, and (c) cash flows for the three-month periods ended September 30, 2005 and 2004, have been made.

The unaudited consolidated financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements and notes should be read in conjunction with the audited consolidated  financial statements and notes of the Company for the fiscal year ended June 30, 2005. The results of operations for the three-month period ended September 30, 2005 are not necessarily indicative of those to be expected for the entire year.

2. Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses in recent years. The Company has incurred an additional loss of ($60,600) for the three month period ended September 30, 2005, which increased the Company’s accumulated deficit to approximately ($9,430,100). The Company also has negative working capital of approximately ($293,900) as of September 30, 2005. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Although the Company continues to maintain costs and institute efforts to conserve cash, such efforts will not make them a viable business entity, and without significant additional revenues they may not be able to stay in business.

Innova Pure Water, Inc.

Notes to Consolidated Financial Statements

Three Months Ended September 30, 2005 and 2004 (Unaudited)

2. Going Concern (continued)

The Company continues to explore the possibility of outsourcing some production and support tasks that are currently being done in-house in order to reduce such costs. However, until sufficient volume is obtained to support significant outsourcing, the Company is not in a position to outsource production in order to save costs.

3. Contingencies

Innova is currently plaintiff in a patent infringement lawsuit entitled Innova Pure Water, Inc., Plaintiff v. Safari Water Filtration Systems, Inc. d/b/a Safari Outdoor Products, Defendant; Case No. 99-1781-Civ-T-23F filed by the Company on August 4, 1999. The case was filed with the U.S. District Court, Middle District of Florida, Tampa Division. The Company has claimed patent infringement of U.S. Patent 5,609,759 on the part of the defendants. On December 16, 2003, the court ruled in favor of Safari. Innova filed an appeal with the United States Court of Appeals, case No. 04-1097, who, on August 11, 2004, reversed the lower courts decision. The case has been remanded back to the Circuit Court on September 1, 2004 to find on any remaining issues. Innova has filed for a summary judgment or the prompt setting of a trial date. It is not yet possible to evaluate the likelihood of a favorable or unfavorable outcome. On September 30, 2005, the Court issued an Order granting Innova's motion for a summary judgment. The Court adjudged that Innova's U.S. Patent 5,609,759 is valid and enforceable and that claims set forth in said patent were infringed upon by products made, used, sold or offered for sale by Safari. Safari was permanently enjoined from making, using, selling or offering for sale in the United States any product covered under the patent's claims as more fully set forth in the Order. Management of the Company believes the entry of this Order will have significance against other parties who may be infringing upon the Company's products and services.

Innova is currently a plaintiff and a cross defendant in a case captioned J. Smith and M. Dancel v. Innova Pure Water, Inc. v. Sawyer Products, Inc. – Sawyer Products, Inc. v. Innova Pure Water, Inc. and J. Nohren and Rose R. Smith; Case No. 05-000538C1-07 in the Sixth Judicial Circuit Court of Pinellas County. This case is in its early stages and it is not possible at the present time, with any reasonable degree of certainty, to determine the likelihood of a favorable or unfavorable outcome or to quantify the potential exposure to Innova. No amounts relating to this case have been recorded in the accompanying consolidated financial statements.

Originally, Mr. Smith and Ms. Dancel sued Innova for accrued and unpaid vacation time. The total amount was less than $10,000. Innova counterclaimed against the former employees and their new employer, Sawyer Products, Inc., for violation of, and interference with the former employees' covenants not to compete with Innova. In the litigation, Sawyer Products filed a $600,000 claim against Innova and its certain officers alleging misrepresentation in connection with certain loans Sawyer made to the Company and the issuance of warrants to Sawyer. Sawyer has also sued Innova for breach of contract. Sawyer is seeking damages in excess of $600,000. Innova is seeking both back royalties or lost profits, as well as damages, including punitive damages. Management of Innova believes it has meritorious defenses and intends to vigorously defend the claims and pursue Sawyer and its principals.

Innova Pure Water, Inc.

Notes to Consolidated Financial Statements

Three Months Ended September 30, 2005 and 2004 (Unaudited)

4. Stock and Stock Options

Stock-based compensation to non-employees is valued using the Black-Scholes option pricing model. During the periods ended September 30, 2005 and 2004, the Company did not grant any stock options.

5. Segment Reporting

The Company has three reportable segments for the three months ended September 30, 2005; manufacturing, software and consulting and only one reportable segment for the same period ended September 30, 2004. Therefore, for the three months ended September 30, 2005 the Company has included segment reporting.

	Manufacturing		Software		Consulting		Total

Net sales		$99,700		$25,500	$14,700		$139,900

Interest expense, net		$3,000	$		$		$3,000

Depreciation and amortization		$33,800	$		$		$33,800

Net income (loss)		$(84,800)		$12,800		$11,400	$(60,600)

Property and equipment, net of accumulated depreciation		$3,000	$		$		$3,000

Computer software, net of accumulated amortization	$			$885,300			$885,300

Goodwill	$		$			$160,100	$160,100

Patents, net of accumulated amortization		$128,000	$		$		$128,000

Segment assets		$243,500		$912,100		$182,700	$1,338,300

PART I – FINANCIAL INFORMATION

Item 2. Management’s Discussion & Analysis of Financial Condition and Plan of Operation

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

Innova cautions readers that in addition to important factors described elsewhere, the following important facts, among others, sometimes have affected, and in the future could affect, the Company’s actual results, and could cause the Company’s actual results during 2006 and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, Innova.

INCOME STATEMENT DATA

	Three Months Ended September 30,
	2005	2004
Total revenue	$139,900	$77,800,

Net loss	$(60,600)	$(73,100)

Loss per common share—basic	$(.00)	$(.01)

Shares used in per share computation	34,942,942	12,423,601

BALANCE SHEET DATA

September 30, 2005
Total assets	$1,338,300

Working capital	$(293,900)

Long-term debt	$(179,700)

Stockholders’ equity	$709,500

This Management's Discussion and Analysis and Plan of Operation presents a review of the consolidated operating results and financial condition of the Company for the three month periods ended September 30, 2005 and 2004. This discussion and analysis is intended to assist in understanding the financial condition and results of operations of the Company and its subsidiaries. This section should be read in conjunction with the consolidated financial statements and the related notes.

RESULTS OF OPERATIONS

The Company owns three subsidiaries that operated in the manufacturing segment, the software segment and the consulting segment during the three months ended September 30, 2005 and 2004. To facilitate the readers understanding of the Company's financial performance, this discussion and analysis is presented on a segment basis.

MANUFACTURING SUBSIDIARY

The manufacturing subsidiary, Innova Pure Water, Inc. (“Innova”) generates its revenues from designing, developing and manufacturing unique consumer water filtration and treatment products.

SOFTWARE SUBSIDIARY

Numera Software Corporation (“Numera”) provides small to mid-sized businesses with full-featured, easy-to-use, real-time accounting software systems that meet or exceed the performance characteristics of mid to high-end competitors, at significantly lower cost.

CONSULTING SUBSIDIARY

Desert View Management Services, Inc. ("Desert View") uses professional management consulting and IT services on a business to business basis.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004.

General

Net Sales

Net sales for the three-month period ended September 30, 2005 were $139,900, an increase of $62,100 or 79 percent from the $77,800 of net sales for the comparable period in 2004. This increase is mainly attributable to the acquisition of Numera and DesertView.

During the three month period ended September 30, 2005 Nikken Global, accounted for 53% of total sales. The loss of this customer would have a material impact on the Company’s ability to continue in business.

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

Cost of Sales

For the three months ended September 30, 2005, the cost of sales increased to $67,600 from the $42,000 of costs for the three months ended September 30, 2004. This increase is mainly due to the increase in sales.

Gross profit margin was 51 percentage points for the three-months ended September 30, 2005, compared to a gross profit margin percentage of 46 percent for the three-months ended September 30, 2004. This increase is principally attributable to sales of products and services with a higher profit margin during the three months ended September 30, 2005 as compared to the same period ended September 30, 2004.

Operating Expense

Operating expenses for the three months ended September 30, 2005 were $161,500 as compared to $123,600 for the similar period last year. The 30 percent increase in operating expenses is principally attributable to the increases in general and administrative expenditures.

Other Income

For the three months ended September 30, 2005, net interest expense amounted to $3,000 as compared to net interest expense of $6,500 for the three months ended September 30, 2004. This decrease is due to the settlement of a shareholder loan during the fiscal year 2005 and the settlement of a vendor payable that had been charging interest on their outstanding balance during the fiscal year ended 2005.

Other income for the three months ended September 30, 2005 of $31,600 as compared to $21,200 for the three months ended September 30, 2004, was due to the realization of revenue from exclusivity fees paid to the Company by Camelbak Products and Sawyer Products as a result of agreements reached between the parties. The increase in other income is due to the Company’s agreement with Sawyer Products signed in August 2003, whereby the Company received a total fee of $200,000, which was paid by Sawyer Products as a reduction in the balance of the note payable, for a licensing agreement for certain technology.  Approximately $16,700 of this fee will be recognized as revenue during each quarter over the next 3 years, with the remaining balance being classified as deferred revenue.

Income Taxes

Due to the Company’s history of operating losses, management has established a valuation allowance in the full amount of the deferred tax assets arising from these losses because management believes it is more likely than not that the Company will not generate sufficient taxable income within the appropriate period to offset these operating loss carry forwards.

Net Loss

Net loss for the three months ended September 30, 2005 amounted to $60,600 as compared to net loss of $73,100 for the three months ended September 30, 2004. This decrease in the net loss is principally attributable to acquisition of Numera and DesertView, without increasing the overhead expenses for the Company.

Loss Per Share

For the three months ended September 30, 2005, basic loss per share amounted to $(.00). For the comparable period in 2004, basic loss per share amounted to $(.01).

Manufacturing Subsidiary

Net Sales

Net sales for the three-month period ended September 30, 2005 were $99,700, an increase of 28% percent from the $77,800 of net sales for the comparable period in 2004. This increase is attributable to sales to previously inactive customers.

Cost of Sales

For the three months ended September 30, 2005, the cost of sales increased to $54,800 from the $42,000 of costs for the three months ended September 30, 2004. This increase is mainly due to the increase in sales.

Gross profit margin was 45 percentage points for the three-months ended September 30, 2005, compared to a gross profit margin percentage of 46 percent for the three-months ended September 30, 2004. This decrease is principally attributable to a slight increase in the cost of goods which was not immediately passed along to the customer.

Operating Expense

Operating expenses for the three months ended September 30, 2005 were $126,600 as compared to $123,600 for the similar period last year. The 2 percent increase in operating expenses is principally attributable to the acquisition of Numera and DesertView.

Other Income

For the three months ended September 30, 2005, net interest expense amounted to $3,000 as compared to net interest expense of $6,500 for the three months ended September 30, 2004. This decrease is due to the amortization of the discount on the note payable to Sawyer Products.

Software Subsidiary

Net Sales

The software subsidiary, Numera, was acquired during the year ended June 30, 2005 and provided net sales of $25,500 for the three-month period ended September 30, 2005.

Cost of Sales

For the three months ended September 30, 2005, the cost of sales was $13,000.

Gross profit from Numera was $12,500 for the three months ended September 30, 2004 providing a gross profit margin of 49%.

Operating Expense

Numera had no operating expenses for the three months ended September 30, 2005.

Consulting Subsidiary

Net Sales

The software subsidiary, DesertView, was acquired during the year ended June 30, 2005 and provided net sales of $14,700 for the three-month period ended September 30, 2005.

Cost of Sales

For the three months ended September 30, 2005 the cost of sales was $0.

Gross profit from DesertView was $14,700 for the three months ended September 30, 2005 providing a gross profit margin of 100%.

Operating Expense

DesertView had $34,900 of operating expenses for the three months ended September 30, 2005.

Liquidity and Capital Resources

Operating Activities

For the three months ended September 30, 2005, net cash used by operating activities amounted to $63,500, as compared to the $32,600 used by operating activities for the comparable period in 2004. This change is primarily due to the increase in accounts receivable, net of the decrease in inventories.

Investment Activities

The Company had no investing activities during the three months ended September 30, 2005, as compared to the $67,000 provided by investing activities during the three months ended September 30, 2004. The decrease in cash provided by investing activities is due to the decrease of restricted cash in the prior period, without a similar change in the current period.

Financing Activities

Net cash provided by financing activities for the three months ended September 30, 2005 was approximately $70,100, as compared to net cash used by financing activities of approximately $13,600 for the comparable period in 2004. The increase in cash provided from investing activities is due primarily to the increase in advances from shareholders.

As shown in the accompanying consolidated financial statements, we incurred a net loss of $60,600 during the three months ended September 30, 2005 and as of that date; our working capital deficit was $293,900. Therefore, our ability to continue as a going concern is uncertain. We expect to incur significant losses in the future. As a result, we will need to generate significant revenues to achieve profitability and may never achieve profitability.

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

We are in continuous discussions with new prospective strategic alliance partners. However, there is no assurance we will enter into any new alliances in fiscal 2006. We do not anticipate significant business from Sawyer in the future due to the pending litigation matter.. Nikken has remained our most significant customer.

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

CRITICAL ACCOUNTING POLICIES

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

We amortize patent application costs, which includes litigation defense costs over a five (5) year period. We have changed the accounting treatment for a no interest loan and related options to reflect the value of options awarded in conjunction with a note payable as interest expense.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Innova is currently plaintiff in a patent infringement lawsuit entitled Innova Pure Water, Inc., Plaintiff v. Safari Water Filtration Systems, Inc. d/b/a Safari Outdoor Products, Defendant; Case No. 99-1781-Civ-T-23F filed by the Company on August 4, 1999.  The case was filed with the U.S. District Court, Middle District of Florida, Tampa Division.  The Company has claimed patent infringement of U.S. Patent 5,609,759 on the part of the defendants.  On December 16, 2003, the court ruled in favor of Safari.  Innova filed an appeal with the United States Court of Appeals, case No. 04-1097, who, on August 11, 2004, reversed the lower courts decision.  The case has been remanded back to the Circuit Court on September 1, 2004 to find on any remaining issues.  Innova has filed for a summary judgment or the prompt setting of a trial date.  It is not yet possible to evaluate the likelihood of a favorable or unfavorable outcome.  On September 30, 2005, the Court issued an Order granting Innova's motion for summary judgment.  The Court adjudged that Innova's U.S. Patent 5,609,759 is valid and enforceable and that claims set forth in said patent were infringed upon by products made, used, sold or offered for sale by Safari.  Safari was permanently enjoined from making, using, selling or offering for sale in the United States any product covered under the patent's claims as more fully set forth in the Order.  Management of the Company believes the entry of this Order will have significance against other parties who may be infringing upon the Company's products and services.

Innova is currently a plaintiff and a cross defendant in a case captioned J. Smith and M. Dancel v. Innova Pure Water, Inc. v. Sawyer Products, Inc. – Sawyer Products, Inc. v. Innova Pure Water, Inc. and J. Nohren and Rose R. Smith; Case No. 05-000538C1-07 in the Sixth Judicial Circuit Court of Pinellas County.  This case is in its early stages and it is not possible at the present time with any reasonable degree of certainty to determine the likelihood of a favorable or unfavorable outcome or to quantify the potential exposure to Innova.  No amounts relating to this case have been recorded in the accompanying consolidated financial statements.

Originally, Mr. Smith and Ms. Dancel sued Innova for accrued and unpaid vacation time.  The total amount was less than $10,000.  Innova counterclaimed against the former employees and their new employer, Sawyer Products, Inc., for violation of, and interference with the former employees' covenants not to compete with Innova.  In the litigation, Sawyer Products filed a $600,000 claim against Innova and certain of its officers alleging misrepresentation in connection with certain loans Sawyer made to the Company and the issuance of warrants to Sawyer.  Sawyer has also sued Innova for breach of contract.  Sawyer is seeking damages in excess of $600,000.  Innova is seeking both back royalties or lost profits, as well as damages, including punitive damages.  Management of Innova believes it has meritorious defenses and intends to vigorously defend the claims and pursue Sawyer and its principals.

Neither DesertView nor Numera are currently involved in any litigation and neither of them is aware of any pending or threatened litigation.

Item 2. Changes in Securities

During the three month period ended September 30, 2005, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

Item 3. Defaults Upon Senior Securities

During the three month period ended September 30, 2005, the Company was not in default on any of its indebtedness.

Item 4. Submission of Matters to a Vote of Security Holders

During the three month period ended September 30, 2005, the Company did not submit any matters to a vote of its security holders.

Item 5. Other Matters

The Company does not have any other material information to report with respect to the three month period ended September 30, 2005.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits included herewith are:

31.1

Certification of the Chief Executive Officer, dated November 18, 2005

(This certification required as Exhibit 31 under Item 601(a) of Regulation S-K is filed as Exhibit 99.1 pursuant to SEC interim filing guidance.) (2)

31.2

Certification of the Chief Financial Officer, dated November 18, 2005

(This certification required as Exhibit 31 under Item 601(a) of Regulation S-K is filed as Exhibit 99.2 pursuant to SEC interim filing guidance.) (2)

32

Written Statements of the Chief Executive Officer and Chief Financial Officer, dated November 18, 2005

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

INNOVA PURE WATER, INC

Dated:

 November 18, 2005

By:

/s/ David L. Zich

David L. Zich

President, Chief Executive Officer,

Director

Dated:

 November 18, 2005

By:

/s/ Jim R. Davisson

Jim R. Davisson

Chief Financial Officer, Principal

Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:

 November 18, 2005

By:

/s/ John E. Nohren, Jr.

John E. Norhren, Jr., Chairman of

the Board, Director

Dated:

 November 18, 2005

By:

/s/ Randal McClanahan

Randal McClanahan, Director

Dated:

 November 18, 2005

By:

/s/ David L. Zich

David L. Zich, President, Chief

Executive Officer and Director

Dated:

 November 18, 2005

By:

/s/ Jim R. Davisson

Jim R. Davisson, Chief Financial

Officer, Principal Accounting

Officer, Director

Exhibit Index

Exhibit Description

31.1

Certification of the Chief Executive Officer, dated November 18, 2005

(This certification required as Exhibit 31 under Item 601(a) of Regulation S-K is filed as Exhibit 99.1 pursuant to SEC interim filing guidance.) (2)

31.2

Certification of the Chief Financial Officer, dated November 18, 2005

(This certification required as Exhibit 31 under Item 601(a) of Regulation S-K is filed as Exhibit 99.2 pursuant to SEC interim filing guidance.) (2)

32

Written Statements of the Chief Executive Officer and Chief Financial Officer, dated November 18, 2005

(This certification required as Exhibit 32 under Item 601(a) of Regulation S-K is furnished in accordance with Item 601(b)(32)(iii) of Regulation S-K as Exhibit 99.3 pursuant to SEC interim filing guidance.) (2)