Form 10QSB
period 2005-12-31
INNOVA PURE WATER INC /FL/
filed 2006-02-21
CIK 791994

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  YES    ☐  NO

There were 34,797,942 shares of the Registrant’s $.0001 par value common stock outstanding as of December 31, 2005.

Transitional Small Business Format (check one)    Yes  ☐    NO  ☒

Part I

Financial Information

Innova Pure Water, Inc.

Three and Six Months Ended

December 31, 2005 and 2004 (Unaudited)

Item 1.	Consolidated Financial Statements
Consolidated Balance Sheet for December 31, 2005 (Unaudited)

Consolidated Statements of Operations for the Three and Six Months Ended December 31, 2005 and 2004 (Unaudited)

Consolidated Statement of Changes in Stockholders’ Equity for the Six Months Ended December 31, 2005 (Unaudited)

Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2005 and 2004 (Unaudited)

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

Signatures

Innova Pure Water, Inc.

Consolidated Balance Sheet

December 31, 2005

(Unaudited)

Assets

Current assets:

Cash

$

13,200

Accounts receivable

135,900

Other receivables

3,000

Inventories

1,000

Total current assets

153,100

Property and equipment, net of accumulated depreciation of $293,400

3,100

Other assets:

Computer software, net of accumulated amortization of $0

891,700

Patents, net of accumulated amortization of $626,500

126,000

Goodwill

160,100

Other

8,600

Total other assets

1,186,400

$

1,342,600

Liabilities and Stockholders' Equity

Current liabilities:

Accounts payable, trade

$

151,900

Accrued expenses

98,900

Note payable

4,000

Advances, shareholders

79,200

Deferred revenue

83,300

Total current liabilities

417,300

Note payable net of unamortized discount of $20,300

179,700

Stockholders' equity:

Preferred stock; $.001 par value; 2,000,000 shares authorized;

0 shares issued and outstanding

Common stock; $.0001 par value; 50,000,000 shares authorized;

34,824,025 shares issued and 34,797,942 shares outstanding

3,500

Capital in excess of par value

10,175,500

Accumulated deficit

(9,420,500)

758,500

Treasury stock, at cost; 26,083 shares

(12,900)

Total stockholders' equity

745,600

$

1,342,600

The accompanying notes are an integral part of the consolidated financial statements.

Innova Pure Water, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
Net sales	$148,600	5,900	$288,500	83,700
Cost of sales	2,700	12,400	70,300	54,200

Gross profit	145,900	(6,500)	218,200	29,500

Operating expenses:
General and administrative expenses	107,100	130,200	268,600	253,800

	107,100	130,200	268,600	253,800

Income (loss) from operations	38,800	(136,700)	(50,400)	(224,300)

Other (income) expenses:
Interest, net	(2,400)	3,000	600	9,500
Royalties and other income	31,600	(16,700)		(37,900)

	29,200	(13,700)	600	(28,400)

Net income (loss)	$9,600	(123,000)	$(51,000)	(195,900)

Loss per common share	$(.00)	(.01)	$(.00)	(.02)

Weighted average number of common shares outstanding	34,552,066	12,423,601	34,542,452	12,423,601

The accompanying notes are an integral part of the consolidated financial statements

Innova Pure Water, Inc.

Consolidated Statement of Changes in Stockholders’ Equity

Six Months Ended December 31, 2005

(Unaudited)

  Capital In

       Common Stock

  Excess Of

Accumulated

Treasury

    Shares

Amount

  Par Value

     Deficit

   Stock

Balance, June 30, 2005

34,559,025

$3,500

$10,149,000

$(9,369,500)

$(12,900)

Issuance of common stock in

   settlement of a payable

265,000

26,500

Net loss

       (51,000)

Balance, December 31, 2005

34,824,025

$3,500

$10,175,500

$(9,420,500)

$(12,900)

The accompanying notes are an integral part of the consolidated financial statements.

Innova Pure Water, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

Six Months Ended December 31,

        2005

        2004

Operating activities

Net loss

$

(51,000)

$

(195,900)

Adjustments to reconcile net loss to net cash used

by operating activities:

Depreciation and amortization

35,700

43,500

Amortization of note payable discount

3,000

6,100

Increase of deferred compensation of related parties

82,500

(Increase) decrease in:

Accounts and other receivables

(122,000)

21,500

Inventories

65,000

 (9,400)

Other assets and prepaid expenses

(1,900)

1,800

(Decrease) increase in:

Accounts payable and accrued expenses

25,600

(33,200)

Deferred revenue

(26,500)

3,000

Total adjustments

(21,100)

115,800

Net cash used by operating activities

(72,100)

(80,100)

Investing activities

Decrease in restricted cash

67,000

Acquisition of software

(6,400)

Net cash (used) provided by investing activities

(6,400)

67,000

Financing activities

Advances from shareholders

75,700

Proceeds from issuance of note payable

30,000

Decrease in bank overdraft

(13,600)

,

Net cash provided by financing activities

75,700

16,400

Net (decrease) increase in cash

(2,800)

3,300

Cash, beginning of year

16,000

Cash, end of period

$

13,200

$

3,300

Supplemental disclosures of cash flow information and noncash financing activities:

 Cash paid during the year for interest

$

3,200

$

0

During the six months ended December 31, 2005, the Company issued $26,500 worth of restricted common stock in exchange for partial settlement of an accounts payable balance.

During the six months ended December 31, 2005, the Company incurred $18,300 of payables for additions to computer software.

The accompanying notes are an integral part of the consolidated financial statements.

Innova Pure Water, Inc.

Notes to Consolidated Financial Statements

Three and Six Months Ended December 31, 2005 and 2004 (Unaudited)

1. Consolidated Financial Statements

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and six month periods ended December 31, 2005 and 2004, (b) the financial position at December 31, 2005, and (c) cash flows for the six month periods ended December 31, 2005 and 2004, have been made.

The unaudited consolidated financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended June 30, 2005. The results of operations for the three and six month periods ended December 31, 2005 are not necessarily indicative of those to be expected for the entire year.

2. Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses in recent years. The Company has incurred an additional loss of ($51,000) for the six month period ended December 31, 2005, which increased the Company’s accumulated deficit to approximately ($9,420,500). The Company also has negative working capital of approximately ($264,200) as of December 31, 2005. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Although the Company continues to maintain costs and institute efforts to conserve cash, such efforts will not make them a viable business entity, and without significant additional revenues they may not be able to stay in business.

Innova Pure Water, Inc.

Notes to Consolidated Financial Statements

Three and Six Months Ended December 31, 2005 and 2004 (Unaudited)

2. Going Concern (continued)

The Company continues to explore the possibility of outsourcing some production and support tasks that are currently being done in-house in order to reduce such costs. However, until sufficient volume is obtained to support significant outsourcing, the Company is not in a position to outsource production in order to save costs.

3. Contingencies

Innova is currently plaintiff in a patent infringement lawsuit entitled Innova Pure Water, Inc., Plaintiff v. Safari Water Filtration Systems, Inc. d/b/a Safari Outdoor Products, Defendant; Case No. 99-1781-Civ-T-23F filed by the Company on August 4, 1999. The case was filed with the U.S. District Court, Middle District of Florida, Tampa Division. The Company has claimed patent infringement of U.S. Patent 5,609,759 on the part of the defendants. On December 16, 2003, the court ruled in favor of Safari. Innova filed an appeal with the United States Court of Appeals, case No. 04-1097, who, on August 11, 2004, reversed the lower courts decision. The case has been remanded back to the Circuit Court on September 1, 2004 to find on any remaining issues. Innova has filed for a summary judgment or the prompt setting of a trial date. It is not yet possible to evaluate the likelihood of a favorable or unfavorable outcome. On December 31, 2005, the Court issued an Order granting Innova's motion for a summary judgment. The Court adjudged that Innova's U.S. Patent 5,609,759 is valid and enforceable and that claims set forth in said patent were infringed upon by products made, used, sold or offered for sale by Safari. Safari was permanently enjoined from making, using, selling or offering for sale in the United States any product covered under the patent's claims as more fully set forth in the Order. Management of the Company believes the entry of this Order will have significance against other parties who may be infringing upon the Company's products and services.

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

On December 2, 2005 the litigation involving Smith, Dancel and Sawyer Products was settled.  As part of the terms of agreement, all claims and causes of action among the parties would be extinguished.

Innova Pure Water, Inc.

Notes to Consolidated Financial Statements

Three and Six Months Ended December 31, 2005 and 2004 (Unaudited)

3. Contingencies (continued)

Additionally, the Company agreed to pay Sawyer Products $100,000 within 120 days in exchange for the return of warrants issued to Sawyer Products and the canceling of a loan in the amount of $200,000 from Sawyer Products to the Company.  Claims to certain tooling used in the manufacture of the Company’s products were relinquished by Sawyer Products and the Company agreed to release Mr. Smith and Ms. Dancel from their employment contracts.  Finally, Sawyer Products were specifically prohibited from contacting certain customers of the Company.

4. Stock and Stock Options

Stock-based compensation to non-employees is valued using the Black-Scholes option pricing model. During the periods ended December 31, 2005 and 2004, the Company did not grant any stock options.

5. Segment Reporting

The Company has three reportable segments for the three and six months ended December 31, 2005; manufacturing, software and consulting and only one reportable segment for the same periods ended December 31, 2004. Therefore, for the three and six months ended December 31, 2005 the Company has included segment reporting.

For the three months ended December 31, 2005:

	Manufacturing		Software		Consulting	Total

Net sales	$76,000			$6,700	$65,900	$148,600

Interest expense, net	$(3,000)		$		$600	$(2,400)

Depreciation and amortization	$16,800		$		$	$16,800

Net income (loss)	$15,100			$3,300	$(8,800)	$9,600

Property and equipment, net of accumulated depreciation	$3,000		$		$100	$3,100

Computer software, net of accumulated amortization	$		$891,700	$		$891,700

Goodwill	$	$			$160,100	$160,100

Patents, net of accumulated amortization	$126,000	$			$	$126,000

Segment assets	$227,900		$925,100		$189,600	$1,342,600

Innova Pure Water, Inc.

Notes to Consolidated Financial Statements

Three and Six Months Ended December 31, 2005 and 2004 (Unaudited)

5. Segment Reporting (continued)

For the six months ended December 31, 2005:

	Manufacturing		Software		Consulting	Total

Net sales		$175,600		$32,200	$80,700	$288,500

Interest expense, net	$		$		$600	$600

Depreciation and amortization		$16,900	$		$	$16,900

Net income (loss)		$(69,800)		$16,100	$2,700	$(51,000)

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

INCOME STATEMENT DATA

	Six Months Ended December 31,
	2005	2004
Total revenue	$288,500	$83,700,

Net loss	$(51,000)	$(195,900)

Loss per common share—basic	$(.00)	$(.02)

Shares used in per share computation	34,542,452	12,423,601

BALANCE SHEET DATA

December 31, 2005
Total assets	$1,342,600

Working capital	$(264,200)

Long-term debt	$179,700

Accumulated deficit	$(9,420,500)

 This Management's Discussion and Analysis and Results of Operation presents a review of the consolidated operating results and financial condition of the Company for the three and six month periods ended December 31, 2005 and 2004. This discussion and analysis is intended to assist in understanding the financial condition and results of operations of the Company and its subsidiaries. This section should be read in conjunction with the consolidated financial statements and the related notes.

RESULTS OF OPERATIONS

The Company owns three subsidiaries that operated in the manufacturing segment, the software segment and the consulting segment during the three and six months ended December 31, 2005 and 2004. To facilitate the readers understanding of the Company's financial performance, this discussion and analysis is presented on a segment basis.

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

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004.

General

Net Sales

Net sales for the three-month period ended December 31, 2005 were $148,600, an increase of $142,700 or 2,419 percent from the $5,900 of net sales for the comparable period in 2004. This increase is mainly attributable to the acquisition of Numera and DesertView, and to increased sales for Innova.

During the three month period ended December 31, 2005 Nikken Global, accounted for 30% of total sales. The loss of this customer would have a material impact on the Company’s ability to continue in business.

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

Cost of Sales

For the three months ended December 31, 2005, the cost of sales decreased to $2,700 from the $12,400 of costs for the three months ended December 31, 2004. This decrease is mainly due to increased shipments from existing inventory during this period.

Gross profit margin was 98 percentage points for the three-months ended December 31, 2005, compared to a gross profit margin percentage of (110) percent for the three-months ended December 31, 2004. This increase is principally attributable to sales of products and services with a higher profit margin during the three months ended December 31, 2005 as compared to the same period ended December 31, 2004.

Operating Expense

Operating expenses for the three months ended December 31, 2005 were $107,100 as compared to $130,200 for the similar period last year. The 18 percent decrease in operating expenses is principally attributable to the consolidation of fixed costs associated with the acquisitions at year end.

Other Income

For the three months ended December 31, 2005, net interest (income) expense amounted to ($2,400) as compared to $3,000 for the three months ended December 31, 2004. This decrease is due to less interest having been incurred due to the financing structure.

Other expense (income) for the three months ended December 31, 2005 of $31,600 as compared to $16,700 for the three months ended December 31, 2004, was due to the realization of revenue from exclusivity fees paid to the Company by Camelbak Products and Sawyer Products as a result of agreements reached between the parties.

Income Taxes

Due to the Company’s history of operating losses, management has established a valuation allowance in the full amount of the deferred tax assets arising from these losses because management believes it is more likely than not that the Company will not generate sufficient taxable income within the appropriate period to offset these operating loss carry forwards.

Net (Income) Loss

Net (income) loss for the three months ended December 31, 2005 amounted to ($9,600) as compared to net loss of $123,000 for the three months ended December 31, 2004. This increase in the net income is principally attributable to acquisition of Numera and DesertView, without increasing the overhead expenses for the Company.

Loss Per Share

For the three months ended December 31, 2005, basic loss per share amounted to $(.00). For the comparable period in 2004, basic loss per share amounted to $(.01).

Manufacturing Subsidiary

Net Sales

Net sales for the three-month period ended December 31, 2005 were $76,000, an increase of 1,188% percent from the $5,900 of net sales for the comparable period in 2004. This increase is attributable to additional generation of product sales.

Cost of Sales

For the three months ended December 31, 2005, the cost of sales increased to ($700) from the $12,400 of costs for the three months ended December 31, 2004. This decrease is mainly due to the satisfaction of sales from the Company’s existing inventory.

Gross profit margin was 101 percentage points for the three-months ended December 31, 2005, compared to a gross profit margin percentage of (110) percent for the three-months ended December 31, 2004. This increase is principally attributable to sales of products with a higher contribution margin than in the prior quarter.

Operating Expense

Operating expenses for the three months ended December 31, 2005 were $64,800 as compared to $130,200 for the similar period last year. The 50 percent decrease in operating expenses is principally attributable to the reduction in salaries and other officer expenses.

Other Income

For the three months ended December 31, 2005, net interest expense amounted to $0 as compared to net interest expense of $3,000 for the three months ended December 31, 2004. This decrease is due to the restructuring of financing.

Software Subsidiary

Net Sales

The software subsidiary, Numera, was acquired during the year ended June 30, 2005 and provided net sales of $6,700 for the three-month period ended December 31, 2005.

Cost of Sales

For the three months ended December 31, 2005, the cost of sales was $3,300.

Gross profit from Numera was $3,400 for the three months ended December 31, 2005 providing a gross profit margin of 49%.

Operating Expense

During the period ended December 31, 2005, all operating expenses of Numera were included in Cost of Sales.  Numera’s management was compensated on a commission basis and it is expected that future reporting periods will reflect payroll and other operating expenses.

Consulting Subsidiary

Net Sales

The software subsidiary, DesertView, was acquired during the year ended June 30, 2005 and provided net sales of $65,900 for the three-month period ended December 31, 2005.

11

Cost of Sales

For the three months ended December 31, 2005 the cost of sales was $100.

Gross profit from DesertView was $65,800 for the three months ended December 31, 2005 providing a gross profit margin of 100%.

Operating Expense

DesertView had $42,300 of operating expenses for the three months ended December 31, 2005.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED DECEMBER 31, 2005 AND 2004.

General

Net Sales

Net sales for the six month period ended December 31, 2005 were $288,500, an increase of $204,800 or 245 percent from the $83,700 of net sales for the comparable period in 2004. This increase is mainly attributable to the acquisition of Numera and DesertView, and to increased sales for Innova.

During the six month period ended December 31, 2005 Nikken Global, accounted for 38% of total sales. The loss of this customer would have a material impact on the Company’s ability to continue in business.

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

Cost of Sales

For the six months ended December 31, 2005, the cost of sales increased to $70,300, an increase of $16,100 from the six months ended December 31, 2004.  This increase is mainly due to the increase in sales.

Gross profit margin was 76 percentage points for the six months ended December 31, 2005, compared to a gross profit margin percentage of 35 percent for the six months ended December 31, 2004. This increase is principally attributable to sales of products and services with a higher profit margin during the six months ended December 31, 2005 as compared to the same period ended December 31, 2004.

Operating Expense

Operating expenses for the six months ended December 31, 2005 were $268,600 as compared to $253,800 for the similar period last year. The 6 percent increase in operating expenses is principally attributable to the increased legal fees with respect to the acquisition of DesertView and Numera and other litigation.

Other Income

For the six months ended December 31, 2005, net interest expense amounted to $600 as compared to $9,500 for the six months ended December 31, 2004. This decrease is due to the restructuring of financing as a result of the acquisitions of DesertView and Numer.

Other income for the six months ended December 31, 2005 of $0 as compared to $37,900 for the six months ended December 31, 2004, was due to the realization of revenue from exclusivity fees paid to the Company by Camelbak Products and Sawyer Products as a result of agreements reached between the parties.

Income Taxes

Due to the Company’s history of operating losses, management has established a valuation allowance in the full amount of the deferred tax assets arising from these losses because management believes it is more likely than not that the Company will not generate sufficient taxable income within the appropriate period to offset these operating loss carry forwards.

Net Loss

Net loss for the six months ended December 31, 2005 amounted to $51,000 as compared to $195,500 for the six months ended December 31, 2004. This decrease in the net loss is principally attributable to acquisition of Numera and DesertView, without increasing the overhead expenses for the Company.

Loss Per Share

For the six months ended December 31, 2005, basic loss per share amounted to $(.00). For the comparable period in 2004, basic loss per share amounted to $(.02).

Manufacturing Subsidiary

Net Sales

Net sales for the six month period ended December 31, 2005 were $175,600, an increase of 110% percent from the $83,700 of net sales for the comparable period in 2004. This increase is attributable to the generation of additional sales.

Cost of Sales

For the six months ended December 31, 2005, the cost of sales decreased to $54,100 from the $54,200 of costs for the six months ended December 31, 2004.

Gross profit margin was 69 percentage points for the six months ended December 31, 2005, compared to a gross profit margin percentage of 35 percent for the six months ended December 31, 2004. This increase is principally attributable to accelerated shipping from inventory and a reduction in staffing and support costs in the Florida office/warehouse.

Operating Expense

Operating expenses for the six months ended December 31, 2005 were $191,400 as compared to $253,800 for the similar period last year. The 25 percent decrease in operating expenses is principally attributable to the reduction in staffing and support costs of the office and warehouse in Florida to be more comparable to sales.

Other Income

For the six months ended December 31, 2005, net interest expense amounted to ($3,000) as compared to net interest expense of $9,500 for the six months ended December 31, 2004. This decrease is due to restructuring of financing.

Software Subsidiary

Net Sales

The software subsidiary, Numera, was acquired during the year ended June 30, 2005 and provided net sales of $32,200 for the six month period ended December 31, 2005.

Cost of Sales

For the six months ended December 31, 2005, the cost of sales was $16,100.

Gross profit from Numera was $16,100 for the six months ended December 31, 2005 providing a gross profit margin of 50%.

Operating Expense

Other than expenses included in Cost of Sales, Numera had no other operating expenses during the period ended December 31, 2005.

Consulting Subsidiary

Net Sales

The software subsidiary, DesertView, was acquired during the year ended June 30, 2005 and provided net sales of $80,700 for the six month period ended December 31, 2005.

Cost of Sales

For the six months ended December 31, 2005 the cost of sales was $100.

Gross profit from DesertView was $80,500 for the six months ended December 31, 2005 providing a gross profit margin of 100%.

Operating Expense

DesertView had $77,200 of operating expenses for the six months ended December 31, 2005.

Liquidity and Capital Resources

Operating Activities

For the six months ended December 31, 2005, net cash used by operating activities amounted to $72,100, as compared to the $80,100 used by operating activities for the comparable period in 2004. This change is a combination of the net effect of the increase in accounts and other receivables of $122,000, the decrease in inventory of $65,000 and the increase in accounts payable and accrued expenses of $25,600, along with the reduction in the overall net loss.

Investment Activities

For the six months ended December 31, 2005, net cash used by investing activities amounted to $6,400, as compared to the $67,000 provided by investing activities during the six months ended December 31, 2004. The decrease in cash provided by investing activities is due to the decrease of restricted cash in the prior period, without a similar change in the current period.

Financing Activities

Net cash provided by financing activities for the six months ended December 31, 2005 was approximately $75,700, as compared to net cash provided by financing activities of approximately $16,400 for the comparable period in 2004. The increase in cash provided from investing activities is due primarily to the increase in advances from shareholders.

As shown in the accompanying consolidated financial statements, we incurred a net loss of $51,000 during the six months ended December 31, 2005 and as of that date; our working capital deficit was $264,200. Therefore, our ability to continue as a going concern is uncertain. We expect to incur significant losses in the future. As a result, we will need to generate significant revenues to achieve profitability and may never achieve profitability.

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

Our principal capital and liquidity needs have historically related to the acquisition, procurement and manufacturing of component parts relating to our water filtration products, sales and marketing activities, the development of manufacturing infrastructure, litigation costs associated with patent protection, and compensation to our executive officers. Because we have not had sufficient capital resources, we substantially scaled back research and development efforts, marketing and improvement of our manufacturing infrastructure. Unfortunately, we do not believe that we are in a position to substantially decrease our capital and liquidity requirements through additional cost cutting efforts.

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

Item 3. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Under the supervision and with the participation of the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operations of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on their evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective so as to timely identify, correct and disclose information required to be included in our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

On December 2, 2005 the litigation involving Smith, Dancel and Sawyer Products was settled.  As part of the terms of agreement, all claims and causes of action among the parties would be extinguished.

Additionally, the Company agreed to pay Sawyer Products $100,000 within 120 days in exchange for the return of warrants issued to Sawyer Products and the canceling of a loan in the amount of $200,000 from Sawyer Products to the Company.  Claims to certain tooling used in the manufacture of the Company’s products were relinquished by Sawyer Products and the Company agreed to release Mr. Smith and Ms. Dancel from their employment contracts.  Finally, Sawyer Products were specifically prohibited from contacting certain customers of the Company.

Neither DesertView nor Numera are currently involved in any litigation and neither of them is aware of any pending or threatened litigation.

Item 2. Changes in Securities

During the six month period ended December 31, 2005, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

Item 3. Defaults Upon Senior Securities

During the six month period ended December 31, 2005, the Company was not in default on any of its indebtedness.

Item 4. Submission of Matters to a Vote of Security Holders

During the six month period ended December 31, 2005, the Company did not submit any matters to a vote of its security holders.

Item 5. Other Matters

The Company does not have any other material information to report with respect to the six month period ended December 31, 2005.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits included herewith are:

31.1

Certification of the Chief Executive Officer, dated February 20, 2006

(This certification required as Exhibit 31 under Item 601(a) of Regulation S-K is filed as Exhibit 99.1 pursuant to SEC interim filing guidance.) (2)

31.2

Certification of the Chief Financial Officer, dated February 20, 2006

(This certification required as Exhibit 31 under Item 601(a) of Regulation S-K is filed as Exhibit 99.2 pursuant to SEC interim filing guidance.) (2)

32

Written Statements of the Chief Executive Officer and Chief Financial Officer, dated February 20, 2006

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

INNOVA PURE WATER, INC

Dated:

 February 20, 2006

By:/s/ David L. Zich___________

David L. Zich

President, Chief Executive Officer,

Director

Dated:

 February 20, 2006

By:/s/ Jim R. Davisson

Jim R. Davisson

Chief Financial Officer, Principal

Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:

 February 20, 2006

By:/s/ David L. Zich

David L. Zich, President, Chief Executive Officer and Director

Dated:

 February 20, 2006

By:/s/ Jim R. Davisson

Jim R. Davisson, Chief Financial Officer, Principal Accounting Officer Director

Exhibit Index

Exhibit Description

31.1

Certification of the Chief Executive Officer, dated February 20, 2006

(This certification required as Exhibit 31 under Item 601(a) of Regulation S-K is filed as Exhibit 99.1 pursuant to SEC interim filing guidance.) (2)

31.2

Certification of the Chief Financial Officer, dated February 20, 2006

(This certification required as Exhibit 31 under Item 601(a) of Regulation S-K is filed as Exhibit 99.2 pursuant to SEC interim filing guidance.) (2)

32

Written Statements of the Chief Executive Officer and Chief Financial Officer, dated February 20, 2006

(This certification required as Exhibit 32 under Item 601(a) of Regulation S-K is furnished in accordance with Item 601(b)(32)(iii) of Regulation S-K as Exhibit 99.3 pursuant to SEC interim filing guidance.) (2)