Form 10QSB
period 2006-03-31
INNOVA PURE WATER INC /FL/
filed 2006-05-24
CIK 791994

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  YES    ☐  NO

There were 34,797,942 shares of the Registrant’s $.0001 par value common stock outstanding as of March 31, 2006.

Transitional Small Business Format (check one)    Yes  ☐    NO  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      No ☒

Issuer’s net revenues for its most recent fiscal quarter ended March 31, 2006 was $86,300.

Part I

Financial Information

Innova Pure Water, Inc.

Three and Nine Months Ended

March 31, 2006 and 2005 (Unaudited)

Item 1.	Consolidated Financial Statements
Consolidated Balance Sheet for March 31, 2006 (Unaudited)

Consolidated Statements of Operations for the Three and Nine Months Ended March 31, 2006 and 2005 (Unaudited)

Consolidated Statement of Changes in Stockholders’ Equity for the Nine Months Ended March 31, 2006 (Unaudited)

Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2006 and 2005 (Unaudited)

Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion & Analysis of Financial Condition and Results of Operation

Item 3.	Controls and Procedures

Part II – Other Information

Item 1.	Legal Proceedings

Item 2.	Changes in Securities

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Matters

Item 6.	Exhibits and Reports on Form 8-K

Signatures

Innova Pure Water, Inc.

Consolidated Balance Sheet

March  31, 2006

(Unaudited)

Assets

Current assets:

Cash

$

18,900

Accounts receivable

59,600

Other receivables

2,600

Inventories

26,200

Total current assets

107,300

Property and equipment, net of accumulated depreciation of $293,400

3,100

Other assets:

Computer software, net of accumulated amortization of $0

894,800

Patents, net of accumulated amortization of $626,500

126,000

Goodwill

160,100

Other

8,600

Total other assets

1,189,500

$

1,299,900

Liabilities and Stockholders' Equity

Current liabilities:

Accounts payable, trade

$

206,300

Accrued expenses

116,500

Note payable

4,000

Advances, shareholders

92,200

Deferred revenue

33,900

Total current liabilities

452,900

Note payable net of unamortized discount of $17,200

182,800

Stockholders' equity:

Preferred stock; $.001 par value; 2,000,000 shares authorized;

0 shares issued and outstanding

Common stock; $.0001 par value; 50,000,000 shares authorized;

34,824,025 shares issued and 34,797,942 shares outstanding

3,500

Capital in excess of par value

10,175,500

Accumulated deficit

(9,501,900)

677,100

Treasury stock, at cost; 26,083 shares

(12,900)

Total stockholders' equity

664,200

$

1,299,900

The accompanying notes are an integral part of the consolidated financial statements.

Innova Pure Water, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Net sales	$86,300	189,600	$374,800	273,300
Cost of sales	29,800	81,200	100,100	136,400

Gross profit	56,500	108,400	274,700	136,900

Operating expenses:
General and administrative expenses	181,600	185,800	450,200	440,000

	181,600	185,800	450,200	440,000

Loss from operations	(125,100)	(77,400)	(175,500)	(303,100)

Other (income) expenses:
Interest, net	6,300	3,000	6,900	12,500
Royalties and other income	(50,000)	(73,100)	(50,000)	(111,000)

	(43,700)	(70,100)	(43,100)	(98,500)

Net loss	$(81,400)	(7,300)	$(132,400)	(204,600)

Loss per common share	$(.00)	(.00)	$(.00)	(.02)

Weighted average number of common shares outstanding	34,797,942	12,423,601	34,552,066	12,423,601

The accompanying notes are an integral part of the consolidated financial statements

Innova Pure Water, Inc.

Consolidated Statement of Changes in Stockholders’ Equity

Nine Months Ended March 31, 2006

(Unaudited)

  Capital In

       Common Stock

  Excess Of

Accumulated

Treasury

    Shares

Amount

  Par Value

     Deficit

   Stock

Balance, June 30, 2005

34,559,025

$3,500

$10,149,000

$(9,369,500)

$(12,900)

Issuance of common stock in

   settlement of a payable

265,000

26,500

Net loss

       (132,400)

Balance, March 31, 2006

34,824,025

$3,500

$10,175,500

$(9,501,900)

$(12,900)

The accompanying notes are an integral part of the consolidated financial statements.

Innova Pure Water, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

Nine Months Ended March 31,

        2006

        2005

Operating activities

Net loss

$

(132,400)

$

(204,600)

Adjustments to reconcile net loss to net cash used

by operating activities:

Depreciation and amortization

35,700

18,500

Bad debt expense

800

Amortization of note payable discount

6,100

9,200

Gain on settlement of payables

(56,400)

Increase of deferred compensation of related parties

82,500

Capital contribution of services

30,000

(Increase) decrease in:

Accounts and other receivables

(46,100)

(8,700)

Inventories

39,800

 (17,900)

Other assets and prepaid expenses

(1,900)

1,800

(Decrease) increase in:

Accounts payable and accrued expenses

97,600

2,300

Deferred revenue

(75,900)

(88,000)

Total adjustments

56,100

(26,700)

Net cash used by operating activities

(76,300)

(231,300)

Investing activities

Decrease in restricted cash

67,000

Acquisition of software

(9,500)

Net cash (used) provided by investing activities

(9,500)

67,000

Financing activities

Increase in advances, related party, net

88,700

190,000

Decrease in bank overdraft

(13,600)

Net cash provided by financing activities

88,700

176,400

Net increase in cash

2,900

12,100

Cash, beginning of year

16,000

Cash, end of period

$

18,900

$

12,100

Supplemental disclosures of cash flow information and noncash financing activities:

Cash paid during the year for interest

$

900

$

12,500

During the nine months ended March 31, 2006, the Company issued $26,500 worth of restricted common stock in exchange for partial settlement of an accounts payable balance.

During the nine months ended March 31, 2006, the Company incurred $18,300 of payables for additions to computer software.

The accompanying notes are an integral part of the consolidated financial statements.

Innova Pure Water, Inc.

Notes to Consolidated Financial Statements

Three and Nine Months Ended March 31, 2006 and 2005 (Unaudited)

1. Consolidated Financial Statements

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and nine month periods ended March 31, 2006 and 2005, (b) the financial position at March 31, 2006, and (c) cash flows for the nine month periods ended March 31, 2006 and 2005, have been made.

The unaudited consolidated financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended June 30, 2005. The results of operations for the three and nine month periods ended March 31, 2006 are not necessarily indicative of those to be expected for the entire year.

2. Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses in recent years. The Company has incurred an additional loss of ($132,400) for the nine month period ended March 31, 2006, which increased the Company’s accumulated deficit to approximately ($9,501,900). The Company also has negative working capital of approximately ($345,600) as of March 31, 2006. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Although the Company continues to maintain costs and institute efforts to conserve cash, such efforts will not make them a viable business entity, and without significant additional revenues they may not be able to stay in business.

Innova Pure Water, Inc.

Notes to Consolidated Financial Statements

Three and Nine Months Ended March 31, 2006 and 2005 (Unaudited)

2. Going Concern (continued)

The Company continues to explore the possibility of outsourcing some production and support tasks that are currently being done in-house in order to reduce such costs. However, until sufficient volume is obtained to support significant outsourcing, the Company is not in a position to outsource production in order to save costs.

3. Contingencies

Innova was a successful plaintiff in a patent infringement lawsuit entitled Innova Pure Water, Inc., v. Safari Water Filtration Systems, Inc. d/b/a Safari Outdoor Products, Defendant; Case No. 99-1781-Civ-T-23F filed by the Company on August 4, 1999. The case was filed with the U.S. District Court, Middle District of Florida, Tampa Division. The Company claimed patent infringement of U.S. Patent 5,609,759 on the part of the defendants. On December 16, 2003, the court ruled in favor of Safari. Innova filed an appeal with the United States Court of Appeals, case No. 04-1097, who, on August 11, 2004, reversed the lower courts decision. The case was remanded back to the Circuit Court on September 1, 2004 to find on any remaining issues. Innova filed for a summary judgment or the prompt setting of a trial date. On September 30, 2005, the Court issued an Order granting Innova's motion for a summary judgment. The Court adjudged that Innova's U.S. Patent 5,609,759 is valid and enforceable and that claims set forth in said patent were infringed upon by products made, used, sold or offered for sale by Safari. Safari was permanently enjoined from making, using, selling or offering for sale in the United States any product covered under the patent's claims as more fully set forth in the Order. Management of the Company believes the entry of this Order will have significance against other parties who may be infringing upon the Company's products and services. Innova subsequently filed with the Court a request for summary judgment pertaining to damages as Safari failed to respond to the Court’s requests on this issue. The Federal court in Tampa, Fl again ruled in favor of Innova awarding damages in the amount of $40,000. Presently, Innova is pursuing both collection and other remedies as a result of the favorable verdicts by the Court.

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

Innova Pure Water, Inc.

Notes to Consolidated Financial Statements

Three and Nine Months Ended March 31, 2006 and 2005 (Unaudited)

3. Contingencies (continued)

Additionally, the Company agreed to pay Sawyer Products $100,000 within 120 days in exchange for the return of warrants issued to Sawyer Products and the canceling of a loan in the amount of $200,000 from Sawyer Products to the Company.  Claims to certain tooling used in the manufacture of the Company’s products were relinquished by Sawyer Products and the Company agreed to release Mr. Smith and Ms. Dancel from their employment contracts.  Finally, Sawyer Products were specifically prohibited from contacting certain customers of the Company.   However, the Company failed to make the $100,000 payment within the 120 day time period thereby voiding the settlement agreement.

4. Stock and Stock Options

Stock-based compensation to non-employees is valued using the Black-Scholes option pricing model. During the periods ended March 31, 2006 and 2005, the Company did not grant any stock options.

5. Segment Reporting

The Company has three reportable segments for the three and nine months ended March 31, 2006; manufacturing, software and consulting and only one reportable segment for the same periods ended March 31, 2005. Therefore, for the three and nine months ended March 31, 2006 the Company has included segment reporting.

For the three months ended March 31, 2006:

	Manufacturing		Software		Consulting		Total

Net sales		$25,400		$8,500	$52,400			$86,300

Interest expense, net		$6,100	$			$200		$6,300

Depreciation and amortization	$		$		$		$

Net income (loss)		$(134,300)		$(900)		$53,800		$(81,400)

Property and equipment, net of accumulated depreciation		$3,000	$			$100		$3,100

Computer software, net of accumulated amortization	$			$894,800	$			$894,800

Goodwill	$		$			$160,100		$160,100

Patents, net of accumulated amortization		$126,000	$		$			$126,000

Net income (loss)		$227,900		$925,100		$146,900		$1,299,900

Innova Pure Water, Inc.

Notes to Consolidated Financial Statements

Three and Nine Months Ended March 31, 2006 and 2005 (Unaudited)

5. Segment Reporting (continued)

For the nine months ended March 31, 2006:

	Manufacturing	Software		Consulting	Total

Net sales	$201,000		$40,700	$133,100	$374,800

Interest expense, net	$6,100	$		$800	$6,900

Depreciation and amortization	$200	$		$	$200

Net income (loss)	$(204,100)		$15,200	$56,500	$(132,400)

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

INCOME STATEMENT DATA

	Nine Months Ended March 31,
	2006	2005
Total revenue	$374,800	$273,300

Net loss	$(132,400)	$(204,600)

Loss per common share—basic	$(.00)	$(.02)

Shares used in per share computation	34,552,066	12,423,601

BALANCE SHEET DATA

March 31, 2006
Total assets	$1,299,900

Working capital	$(345,600)

Long-term debt	$179,700

Stockholders’ equity	$664,200

 This Management's Discussion and Analysis and Results of Operation presents a review of the consolidated operating results and financial condition of the Company for the three and six month periods ended March 31, 2006 and 2005. This discussion and analysis is intended to assist in understanding the financial condition and results of operations of the Company and its subsidiaries. This section should be read in conjunction with the consolidated financial statements and the related notes.

RESULTS OF OPERATIONS

The Company owns three subsidiaries that operated in the manufacturing segment, the software segment and the consulting segment during the three and nine months ended March 31, 2006 and 2005. To facilitate the readers understanding of the Company's financial performance, this discussion and analysis is presented on a segment basis.

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

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED March 31, 2006 AND 2005.

General

Net Sales

Net sales for the nine month period ended March 31, 2006 were $374,800, an increase of $101,500 or 37 percent from the $273,300 of net sales for the comparable period in 2005. This increase is mainly attributable to the acquisition of Numera and DesertView, and to increased sales for Innova.

During the nine month period ended March 31, 2006 Nikken Global, accounted for 38.9% of total sales. The loss of this customer would have a material impact on the Company’s ability to continue in business.

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

The Company is continuing discussions with various companies regarding utilization of the proprietary Innova filtration systems.  Although there are no assurances, the Company believes it will be able to increase its cash flow from operations in its current fiscal year.

Cost of Sales

For the nine months ended March 31, 2006, the cost of sales decreased to $100,100 from the $136,400 of costs for the nine months ended March 31, 2005. This decrease is mainly due to increased shipments from existing inventory during this period.

Gross profit margin was 73 percentage points for the nine months ended March 31, 2006, compared to a gross profit margin percentage of 50 percent for the nine-months ended March 31, 2005. This increase is principally attributable to sales of products and services with a higher profit margin during the nine months ended March 31, 2006 as compared to the same period ended March 31, 2005.

Because the company is reporting by segment, the combined cost of goods sold (COGS) should be analyzed by segment.  The software and consulting subsidiary’s COGS is not typical of the COGS for the manufacturing and distribution activities and therefore assumptions made on the combined COGS may lead to incorrect assumptions on the reader’s part.

Operating Expense

Operating expenses for the nine months ended March 31, 2006 were $450,200 as compared to $440,000 for the similar period last year. The 5 percent increase in operating expenses is principally attributable to the acquisitions of Desertview and Numera.

Because the company is reporting by segment, the combined Operating Expenses should be analyzed by segment.  The software and consulting subsidiary’s Operating Expenses is not typical of the Operating Expenses for the manufacturing and distribution activities and therefore assumptions made on the combined Operating Expenses may lead to incorrect assumptions on the reader’s part.

Other Income

For the nine months ended March 31, 2006, net interest expense amounted to $6,900 as compared to $12,500 for the nine months ended March 31, 2005. This decrease is due to less interest having been incurred due to the financing structure.

Other income for the nine months ended March 31, 2006 of $50,000 as compared to $111,000 for the nine months ended March 31, 2005, the decrease was due to a decrease in royalty fees from CamelBak Products.

Income Taxes

Due to the Company’s history of operating losses, management has established a valuation allowance in the full amount of the deferred tax assets arising from these losses because management believes it is more likely than not that the Company will not generate sufficient taxable income within the appropriate period to offset these operating loss carry forwards.

Net Loss

Net loss for the nine months ended March 31, 2006 amounted to $(132,400) as compared to net loss of $(204,600) for the nine months ended March 31, 2005. This decrease in the net loss is principally attributable to acquisition of Numera and DesertView, without increasing the overhead expenses for the Company.

Loss Per Share

For the nine months ended March 31, 2006, basic loss per share amounted to $(.00). For the comparable period in 2005, basic loss per share amounted to $(.02).

Manufacturing Subsidiary

Net Sales

Net sales for the nine-month period ended March 31, 2006 were $201,000, a decrease of 26% percent from the $273,300 of net sales for the comparable period in 2005. This decrease is attributable to reduced generation of product sales.

Cost of Sales

For the nine months ended March 31, 2006, the cost of sales decreased to $79,700 from the $136,400 of costs for the nine months ended March 31, 2005. This decrease is mainly due to the satisfaction of sales from the Company’s existing inventory.

Gross profit margin was 60 percentage points for the nine-months ended March 31, 2006, compared to a gross profit margin percentage of 50 percent for the nine-months ended March 31, 2005. This increase is principally attributable to sales of products with a higher contribution margin than in the prior quarter.

Operating Expense

Operating expenses for the nine months ended March 31, 2006 were $369,300 as compared to $440,000 for the similar period last year. The 16 percent decrease in operating expenses is principally attributable to the reduction in salaries and other officer expenses.

Other Income

For the nine months ended March 31, 2006, net interest expense amounted to $6,100 as compared to net interest expense of $3,800 for the nine months ended March 31, 2005. This increase is due to the amortization of the notes payable.

Software Subsidiary

Net Sales

The software subsidiary, Numera, was acquired during the year ended June 30, 2005 and provided net sales of $40,700 for the nine-month period ended March 31, 2006.

Cost of Sales

For the nine months ended March 31, 2006, the cost of sales was $20,300.

Gross profit from Numera was $20,400 for the nine months ended March 31, 2006 providing a gross profit margin of 50%.

Operating Expense

During the period ended March 31, 2006, operating expenses of Numera were $5,100.  Numera’s management was compensated on a commission basis and it is expected that future reporting periods will reflect payroll and other operating expenses.

Consulting Subsidiary

Net Sales

The software subsidiary, DesertView, was acquired during the year ended June 30, 2005 and provided net sales of $133,100 for the nine-month period ended March 31, 2006.

Cost of Sales

For the nine months ended March 31, 2006 the cost of sales was $0.

Gross profit from DesertView was $133,100 for the nine months ended March 31, 2006 providing a gross profit margin of 100%.

Operating Expense

DesertView had $75,800 of operating expenses for the nine months ended March 31, 2006.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005.

General

Net Sales

Net sales for the three month period ended March 31, 2006 were $86,300, an decrease of $103,300 or 54 percent from the $189,600 of net sales for the comparable period in 2005. This decrease is mainly attributable to a concentration of efforts by the company to develop new products to be used to market to national accounts.

During the three month period ended March 31, 2006 Nikken Global, accounted for 85.4% of total sales. The loss of this customer would have a material impact on the Company’s ability to continue in business.

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

Cost of Sales

For the three months ended March 31, 2006, the cost of sales increased to $29,800, a decrease of $51,400 from the three months ended March 31, 2005.  This increase is mainly due to the decrease in sales.

Gross profit margin was 65 percentage points for the three months ended March 31, 2006, compared to a gross profit margin percentage of 57 percent for the three months ended March 31, 2005. This increase is principally attributable to sales of products and services with a higher profit margin during the nine months ended March 31, 2006 as compared to the same period ended March 31, 2005.

Operating Expense

Operating expenses for the three months ended March 31, 2006 were $181,600 as compared to $185,800 for the similar period last year.

Other Income

For the three months ended March 31, 2006, net interest expense amounted to $6,300 as compared to $3,000 for the three months ended March 31, 2005. This increase is due to the restructuring of financing as a result of the acquisitions of DesertView and Numera.

Other income for the three months ended March 31, 2006 of $50,000 as compared to $73,100 for the three months ended March 31, 2005, was due to the realization of revenue from exclusivity fees paid to the Company by Camelbak Products and Sawyer Products as a result of agreements reached between the parties.

Income Taxes

Due to the Company’s history of operating losses, management has established a valuation allowance in the full amount of the deferred tax assets arising from these losses because management believes it is more likely than not that the Company will not generate sufficient taxable income within the appropriate period to offset these operating loss carry forwards.

Net Loss

Net loss for the three months ended March 31, 2006 amounted to $81,400 as compared to $7,300 for the three months ended March 31, 2005. This increase in the net loss is principally attributable to acquisition of Numera and DesertView.

Loss Per Share

For the three months ended March 31, 2006, basic loss per share amounted to $(.00). For the comparable period in 2005, basic loss per share amounted to $(.00).

Manufacturing Subsidiary

Net Sales

Net sales for the three month period ended March 31, 2006 were $25,400, a decrease of 87% percent from the $189,600 of net sales for the comparable period in 2005. This decrease is attributable to concentration of efforts by the company to develop new products to be used to market to national accounts.

Cost of Sales

For the three months ended March 31, 2006, the cost of sales decreased to $25,600 from the $81,200 of costs for the three months ended March 31, 2005.

Gross profit margin was (1) percentage points for the three months ended March 31, 2006, compared to a gross profit margin percentage of 43 percent for the nine months ended March 31, 2005. This decrease is principally attributable to our inability to ship from inventory. The products required to contracted orders were filled with product purchased at higher prices due escalating fuel prices.

Operating Expense

Operating expenses for the three months ended March 31, 2006 were $177,900 as compared to $185,800 for the similar period last year. The 4 percent decrease in operating expenses is principally attributable to the reduction in staffing and support costs of the office and warehouse in Florida to be more comparable to sales.

Other Income

For the three months ended March 31, 2006, net interest expense amounted to $6,100 as compared to net interest expense of $3,000 for the three months ended March 31, 2005.

Software Subsidiary

Net Sales

The software subsidiary, Numera, was acquired during the year ended June 30, 2005 and provided net sales of $8,500 for the three month period ended March 31, 2006.

Cost of Sales

For the three months ended March 31, 2006, the cost of sales was $4,300.

Gross profit from Numera was $4,200 for the three months ended March 31, 2006 providing a gross profit margin of 49%.

Operating Expense

Numera had $5,100 of operating expenses during the period ended March 31, 2006.

Consulting Subsidiary

Net Sales

The Consulting subsidiary, DesertView, was acquired during the year ended June 30, 2005 and provided net sales of $52,400 for the three month period ended March 31, 2006.

Cost of Sales

For the three months ended March 31, 2006 the cost of sales was $(100).

Gross profit from DesertView was $52,300 for the three months ended March 31, 2006 providing a gross profit margin of 100%.

Operating Expense

DesertView had $(1,400) of operating expenses for the three months ended March 31, 2006.

Liquidity and Capital Resources

Operating Activities

For the nine months ended March 31, 2006, net cash used by operating activities amounted to $76,300, as compared to the $231,300 used by operating activities for the comparable period in 2005. This change is a combination of the net effect of the increase in accounts and other receivables of $46,100, the decrease in inventory of $39,800 and the increase in accounts payable and accrued expenses of $97,600, along with the reduction in the overall net loss.

Investment Activities

For the nine months ended March 31, 2006, net cash used by investing activities amounted to $9,500, as compared to the $67,000 provided by investing activities during the nine months ended March 31, 2005. The decrease in cash provided by investing activities is due to the decrease of restricted cash in the prior period, without a similar change in the current period.

Financing Activities

Net cash provided by financing activities for the nine months ended March 31, 2006 was approximately $88,700, as compared to net cash provided by financing activities of approximately $176,400 for the comparable period in 2005. The decrease in cash provided from investing activities is due primarily to the decrease in advances from shareholders.

As shown in the accompanying consolidated financial statements, we incurred a net loss of $132,400 during the nine months ended March 31, 2006 and as of that date; our working capital deficit was $345,600. Therefore, our ability to continue as a going concern is uncertain. We expect to incur significant losses in the future. As a result, we will need to generate significant revenues to achieve profitability and may never achieve profitability.

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

SEASONALITY

The Company does not deem its revenues to be seasonal.

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

(b) Changes in internal controls. the company has implemented the following internal controls that could significantly affect our disclosure controls and procedures subsequent to the evaluation date.

The company’s current procedures require redundant backups of electronic information systems, as well as the establishment of timelines for gathering of data required for accurate and timely submittal of required forms.

Management implemented a business continuity plan while continuing its daily procedural and monitoring controls that were previously standard practice prior to the computer failure that occurred during the year, until new procedures and practices were in place

The company has and will continue to develop and implement procedures and timelines that will enable us to monitor the progress of all information required to meet our internal requirements and the reporting requirements of the guidelines by which we are governed.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Innova  was a successful plaintiff in a patent infringement lawsuit entitled Innova Pure Water, Inc., v. Safari Water Filtration Systems, Inc. d/b/a Safari Outdoor Products, Defendant; Case No. 99-1781-Civ-T-23F filed by the Company on August 4, 1999. The case was filed with the U.S. District Court, Middle District of Florida, Tampa Division. The Company claimed patent infringement of U.S. Patent 5,609,759 on the part of the defendants. On December 16, 2003, the court ruled in favor of Safari. Innova filed an appeal with the United States Court of Appeals, case No. 04-1097, who, on August 11, 2004, reversed the lower courts decision. The case was remanded back to the Circuit Court on September 1, 2004 to find on any remaining issues. Innova filed for a summary judgment or the prompt setting of a trial date. On September 30, 2005, the Court issued an Order granting Innova's motion for a summary judgment. The Court adjudged that Innova's U.S. Patent 5,609,759 is valid and enforceable and that claims set forth in said patent were infringed upon by products made, used, sold or offered for sale by Safari. Safari was permanently enjoined from making, using, selling or offering for sale in the United States any product covered under the patent's claims as more fully set forth in the Order. Management of the Company believes the entry of this Order will have significance against other parties who may be infringing upon the Company's products and services. Innova subsequently filed with the Court a request for summary judgment pertaining to damages as Safari failed to respond to the Court’s requests on this issue. The Federal court in Tampa, Fl again ruled in favor of Innova awarding damages in the amount of $40,000. Presently, Innova is pursuing both collection and other remedies as a result of the favorable verdicts by the Court.

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

Additionally, the Company agreed to pay Sawyer Products $100,000 within 120 days in exchange for the return of warrants issued to Sawyer Products and the canceling of a loan in the amount of $200,000 from Sawyer Products to the Company.  Claims to certain tooling used in the manufacture of the Company’s products were relinquished by Sawyer Products and the Company agreed to release Mr. Smith and Ms. Dancel from their employment contracts.  Finally, Sawyer Products were specifically prohibited from contacting certain customers of the Company.  However, the Company failed to make the $100,000 payment within the 120 day time period thereby voiding the settlement agreement.

Neither DesertView nor Numera are currently involved in any litigation and neither of them is aware of any pending or threatened litigation.

Item 2. Changes in Securities

During the nine month period ended March 31, 2006, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

Item 3. Defaults Upon Senior Securities

During the nine month period ended March 31, 2006, the Company was not in default on any of its indebtedness.

Item 4. Submission of Matters to a Vote of Security Holders

During the nine month period ended March 31, 2006, the Company did not submit any matters to a vote of its security holders.

Item 5. Other Matters

The Company does not have any other material information to report with respect to the nine month period ended March 31, 2006.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits included herewith are:

31.1	Certification of the Chief Executive Officer (2)
31.2	Certification of the Chief Financial Officer (2)
32	Written Statements of the Chief Executive Officer and Chief Financial Officer (2)

(b)	Reports on Form 8-K – None

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

INNOVA PURE WATER, INC

Dated:

 May 23, 2006

By:/s/ David L. Zich___________

David L. Zich

President, Chief Executive Officer,

Director

Dated:

 May 23, 2006

By:/s/ Jim R. Davisson

Jim R. Davisson

Chief Financial Officer, Principal

Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:

 May 23, 2006

By:/s/ David L. Zich

David L. Zich, President, Chief Execurtive Officer and Director

Dated:

 May 23, 2006

By:/s/ Jim R. Davisson

Jim R. Davisson, Chief Financial Officer, Principal Accounting Officer Director

Exhibit Index

Exhibit Description

31.1

Certification of the Chief Executive Officer, dated May 23, 2006

(This certification required as Exhibit 31 under Item 601(a) of Regulation S-K is filed as Exhibit 99.1 pursuant to SEC interim filing guidance.) (2)

31.2

Certification of the Chief Financial Officer, dated May 23, 2006

(This certification required as Exhibit 31 under Item 601(a) of Regulation S-K is filed as Exhibit 99.2 pursuant to SEC interim filing guidance.) (2)

32

Written Statements of the Chief Executive Officer and Chief Financial Officer, dated May 23, 2006

(This certification required as Exhibit 32 under Item 601(a) of Regulation S-K is furnished in accordance with Item 601(b)(32)(iii) of Regulation S-K as Exhibit 99.3 pursuant to SEC interim filing guidance.) (2)