Form 10KSB/A
period 2005-06-30
INNOVA PURE WATER INC /FL/
filed 2006-11-01
CIK 791994

#

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

-----------------------------

FORM 10-KSB/A

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2005, Restated

[   ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

Commission File Number 0-29746

 INNOVA PURE WATER, INC.

-------------------------------------------------------------------------------------------

(Exact name of registrant as specified in charter)

Florida	59-2567034
-------------------------------------	-------------------------------------
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4951 Airport Parkway, Suite 500, Addison, Texas	75001
-------------------------------------	-------------------------------------
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(972) 980-0486

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

[   ]  Yes

 [X] No

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

[   ]  Yes

[X] No

State issuer’s revenues for its most recent reporting period June 30, 2005.….None

Aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2005 was $715,771.

The number of shares of the Issuer’s Common Stock, par value $.0001 outstanding as of June 30, 2005 was 34,559,236.

Transitional Small Business Disclosure Format [   ]  Yes

[X]  No

13130- 56th Court, Suite 609, Clearwater, Florida 33760

--------------------------------------------------------------------------------------------------------------

(Former name or former address, if changed since last report)

#

INNOVA PURE WATER, INC.

FORM 10-KSB - INDEX

Part I

Item 1.

Description of Business

Item 2.

Description of Property

Item 3.

Legal Proceedings

Item 4.

Submission of Matters to a Vote of Security Holders

Part II

Item 5.

Market for Common Equity and Related Stockholder Matters

Item 6.

Management’s Discussion and Analysis

Item 7.

Financial Statements

Item 8.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

Item 8A.

Controls and Procedures

Part III

Item 9.

Directors and Executive Officers of the Registrant

Item 10.

Executive Compensation

Item 11.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 12.

Certain Relationships and Related Transactions

Item 13.

Exhibits

Item 14.

Principal Accountant Fees and Services

Signatures

Certifications

INNOVA PURE WATER, INC.

---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------

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

PART I

ITEM 1.

DESCRIPTION OF BUSINESS

Background – Recent Acquisitions

Innova Pure Water, Inc. a Florida corporation (the "Company" "we", "us" or "Innova") was incorporated August 13, 1985.  Effective June 27, 2005, the Company entered into two Stock Acquisition Agreements. One Stock Acquisition Agreement was with DesertView Management Services, Inc., an Arizona Corporation ("DesertView"). The other was with Numera Software Corporation, a Washington corporation ("Numera").  In the Numera transaction, the Company issued 16,600,000 shares of its Common Stock to the shareholders of Numera in consideration for 100% of the issued and outstanding shares of Numera stock.  In the DesertView transaction, the Company issued 2,500,000 shares of its Common Stock to the shareholders of DesertView in consideration for 100% of the issued and outstanding shares of DesertView stock.  In connection with the closing of these transactions, the Company received $112,000 of working capital advances from affiliates of DesertView and Numera to meet its short-term obligations.

As a result of the DesertView and Numera transactions, both DesertView and Numera became wholly-owned subsidiaries of the Company.  However, the acquisition of Numera has been deemed by management, after several months of analysis and deliberations, to meet the accounting requirements of a Reverse Acquisition, and accordingly, for accounting purposes, the revenues and expenses, and the equity presentations herein reflect only those of Numera, which is deemed the acquiring entity.  The Reverse Acquisition accounting treatment was based on the facts that Numera was issued approximately 48% of the outstanding shares as of June 30, 2005, and the company was relocated from Florida to Texas, where Numera was located, and the number of new directors appointed exceeded the number of directors who remained from the previous Innova board.

Further details of this accounting treatment are contained in the Notes to Financial Statements in Item 7, and in Item 8, Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

In connection with the Stock Acquisition Agreements with Numera and DesertView, David L. Zich, John L. Finan, Randal McClanahan, Jim R. Davisson, and David Paul Condra joined Jack Nohren and Rose Smith as directors of Innova. In addition, David L. Zich becomes President and Jim R. Davisson Secretary/Treasurer of Innova.  Innova has relocated its corporate offices from Clearwater, Florida to Addison (Dallas), Texas.

To date, Numera and DesertView have generated nominal revenues.  As more fully explained in Footnote 14 to the Financial Statements, Numera has net assets of approximately $846,600, which are comprised primarily of fixed assets and software and Innova has recorded net assets of approximately $127,600 from DesertView, which is comprised primarily of goodwill.  Approximately $69,700 of liabilities were brought into the company in connection with the acquisitions of DesertView and Numera.

Because the acquisitions were deemed to occur as of June 27, 2005 the Consolidated Statement of Operations reflect nominal amounts attributable to the operations of DesertView.  The Consolidated Statement of Operations for the first quarter of fiscal year ended June 30, 2006 will include a full quarter of operations on a consolidated basis for Innova, DesertView and Numera.

Numera Software Corporation

Numera Software Corporation, a Washington corporation ("Numera") provides small to mid-sized businesses with full-featured, easy-to-use, real-time accounting software systems that meet or exceed the performance characteristics of mid to high-end competitors, at significantly lower cost.

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

*

SOHO (Small Office, Home Office) and emerging businesses.  Users in this segment purchase easy-to-use windows-based accounting software, primarily through retail channels of distribution, at prices below $500.  They are often first-time users of accounting software.

*

Small Business.   Small Businesses, as classified by accounting analysts and trade magazines, range in annual revenues from $1 million to $50 million, and from 5 to 500 employees.  These users purchase accounting software through several channels of distribution, including retail, direct, and VAR channels, at prices ranging from $50 to $30,000.

*

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

*

An affordable product that is specifically designed for their needs at a price that is up to 70% lower than currently available mid-range accounting systems with comparable features.

*

The ease of use and a GUI commonly associated with simple, retail accounting packages such as QuickBooks.

*

Fully integrated, multi-user modules that assist in the management and productivity of the business and its personnel, including contact management, scheduling, time tracking, project management and task management functions.

*

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

The retail customer base for our products consists of mass merchandisers, outdoor retailers, sporting goods stores as well as a wide range of markets seeking products eliminating biological contaminants from naturally occurring surface water. This also constitutes the basic domestic market universe of strategic alliance partners that typically have wide distribution in retail stores and the outdoor, humanitarian, emergency, and international traveler markets. While there is no assurance that Innova's products will be purchased by retail customers, we hope to be a substantial participant in the alternative to bottled drinking water market as the market for water treatment products increase.

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

In addition to the sales of products either directly or through strategic alliance partners, we may seek to license our technology to specific products to competitive companies allowing them to sell products utilizing our technology in return for license fees and royalty payments. In this regard, Innova has licensed the Brita Products Division of Clorox and Seychelle Environmental to produce and market specific products under license.  We have also entered into a license agreement with Sawyer Products to market products using our patents.  Sawyer Products, in conjunction with two ex-Innova employees, has failed to honor Sawyers’ contract obligations to us and has begun the independent production of products based upon products and knowledge gained from Innova. We have brought an action against Sawyer seeking compensation under our agreement.  Sawyer is alleging we breached our agreement.  Such litigation is in its early stages and the outcome of such litigation remains uncertain.

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

DesertView Management, Inc.

DesertView Management Services, Inc. ("DesertView") is an Arizona based corporation that provides professional management consulting and IT services on a business to business basis.  The company was incorporated in late 1998.

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

Innova Pure Water, Inc.

All Innova products are patent protected under one or more issued or pending patents. Additional patents are also pending. See "Business-Intellectual Property."  The following products are currently available to the market and potentially available for licensing:

1.

A 16 oz. standard 28 mm neck PET water bottle with replaceable filter, "A Filter" and a push-pull valve cap;±

2.

A 16 oz. LDPE sport type bottle with "B Filter" with a push-pull valve cap.

3.

A 27 oz. LDPE sport type bottle with a "B Filter" with a push-pull valve cap.

4.

Replacement filters "A", "B" chlorine removal, and "B" lead and chlorine removal for installation into Rubbermaid, Sawyer, Avon, Culligan, and Innova WaterWay® sport type bottles.

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

Innova Pure Water, Inc.

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

We have completed prototypes of the "System" type sports bottle and it is generating interest in one or more of the options it presents.  In the "System" approach, treatment options are arranged in a nested configuration rather than axially. This allows for higher performance and the ability to incorporate and interchange more treatment options.  Our ability to product this product depends upon our ability to secure the necessary capital to manufacture or to enter into a strategic alliance with a major Company with desired distribution channels.

Development of high performance "Static Filtration" pitcher/bottle products has been completed.  Subject to receipt of necessary capital resources, Innova intends to place products using this technology into production or to license the technology to third-parties once the distribution channels have been secured.

Although we are attempting to improve the time to market of our developmental efforts, there is no assurance that the Company will ever successfully bring these products to market.  During fiscal years ended June 30, 2005 and 2004, we spent $0 and $10,100, respectively, on formal research and product development.

SALES

Numera Software Corporation

Because of the accounting procedures applied in a reverse acquisition, Numera Software Corporation, being the acquiring company of Innova Pure Water, Inc., is the accounting entity for the reporting of revenues and expenses for the fiscal years ended June 30, 2005, and June 30, 2004.  Numera Software Corporation had no revenues for the fiscal year ended June 30, 2005 or June 30, 2004.  The company had not yet completed the development of its software system and established a sales staff to sell the software.

Delays in the completion and introduction of our software system, caused primarily by the lack of adequate funds for programming personnel, have been gradually overcome to the point where management believes that the software is ready for sale as of July 1, 2005.  Establishment of a marketing group and increasing sales of the software will be contingent upon funding for the development of an expanding sales network.

In order to minimize the out-of-pocket costs of building a national sales organization within the company, Numera has elected to utilize a network of distributors to sell and support its software system.  This approach is typical in the accounting and business management software industry for small to medium-sized businesses, and is used by virtually all of the competitors who sell and support mid-range accounting systems.  To implement this sales strategy, the Numera Software Corporation has begun the process of recruiting resellers or distributors of its software, and has established a reseller in Dallas/Ft. Worth, Texas who has begun sales activities.  The company is actively seeking other distributors around the country.

COMPETITION

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

Numera believes that none of its competitors in the small and mid-size market offer all the features of Numera, but instead rely on third-party systems to provide much of their functionality.  None of them can match the timeliness or price of custom programming and reporting offered by Numera.  None of them provide a total "turn-key" solution, including software, installation, training and support.  And none of them can match Numera’s capability to implement a comprehensive system to completely manage a small office for less than $10,000.

Innova Pure Water, Inc.

Innova competes with many other companies that supply water filtration products. The principal competitor’s non-biological product is the "pour through" carafe type product normally kept in the refrigerator and used in the kitchen.  Several companies, including Brita, Procter & Gamble (Pûr), Culligan and others compete in the pitcher or carafe products market segment. The leading company in the domestic pitcher category within the last twelve months is Clorox, selling the Brita line.

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

Innova Pure Water, Inc.

We currently have rights to over 40 issued or pending patents which are specifically related to consumer water treatment products.

On July 30, 1999, Innova brought an action for infringement of Innova patent #5,609,759 against Safari Water Filtration Systems, Inc. d/b/a Safari Outdoor Products of Broom Field, Colorado. Innova filed for summary judgment and the Court found in behalf of Safari, subsequently, Innova immediately filed an appeal in the Federal Court of Appeals as case 04-1097.  On August 11, 2004 the Court of Appeals overturned the lower court’s decision and returned the case to the lower court.  Innova has again filed for summary judgment. On September 30, 2005, the Court issued an Order granting Innova's motion for summary judgment.  The Court adjudged that Innova's U.S. Patent 5,609,759 is valid and enforceable and that claims set forth in said patent were infringed upon by products made, used, sold or offered for sale by Safari.  Safari was permanently enjoined from making, using, selling or offering for sale in the United States any product covered under the patent's claims as more fully set forth in the Order.  Management of the Company believes the entry of this Order will have significance against other parties who may be infringing upon the Company's products and services.

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

MANUFACTURING

Innova Pure Water, Inc.

Currently as a means of increasing our flexibility, as well as cost containment, Innova has been subcontracting some of the assembly and shipping operations. All vendors operate under confidentiality agreements, if they are to produce new products in our behalf. Several individuals and organizations also support the Company in its product development program on an as needed basis. The Company has relied on a limited number of vendors to supply the components necessary for its products. A lack of necessary components at favorable prices would adversely affect us.

PRODUCT LIABILITY INSURANCE AND WARRANTIES

Numera Software Corporation

Numera, like other developers of large-scale software systems, warrants the software it sells only to the extent of the media on which it is delivered, and the correction of errors that may be recreated by Numera.  There are no warranties of performance, functionality, or suitability for a specific purpose.   Consequently, Numera has little or no exposure for product liability, and does not carry product liability insurance.

Innova Pure Water, Inc.

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

EMPLOYEES

As of June 30, 2005, Numera and Desert View had approximately 8 fulltime employees.  This includes 3 executive officers, 2 administrative and clerical personnel, and 4 marketing and sales personnel.  To minimize cash expenditures, the executive duties of Numera Software Corporation were assimilated into Innova Pure Water, Inc., and the sales and administrative personnel were converted to performance-based compensation, and attached to the distributor who was recruited for the Dallas/Ft. Worth sales territory.

As of June 30, 2005, Innova had five full-time employees.  This includes its two executive officers, one administrative and clerical person, one manufacturing person and one person providing accounting support.  The manufacturing person is supplemented by contract employees, as required.  In connection with the Numera and DesertView Stock Acquisition Agreements Innova intends to shut down its Clearwater, Florida executive offices and to transfer administrative, clerical and accounting functions to Numera's Addison, Texas facilities.

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

At June 30, 2005, Numera occupied approximately 6,000 feet of air-conditioned office space at 15851 Dallas Parkway, Suite 1200, Addison Texas 75001, a suburb of Dallas, Texas.  Subsequently, the executive offices of Innova Pure Water, Inc. were re-located to this facility. This location housed the operations of the executive, sales, and training functions for Numera, Innova, and the Numera sales distributor. The facilities were subleased commencing November 1, 2004 for a period of one year.  The monthly lease payments are approximately $4,600.

ITEM 3.

LEGAL PROCEEDINGS

Neither Numera nor DesertView are currently involved in any litigation and neither of them is aware of any pending or threatened litigation.

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

Innova is currently a plaintiff and a cross defendant in a case captioned J. Smith and M.Danzel  v. Innova Pure Water, Inc. v. Soil Products, Inc. – Sawyer Products, Inc. v. Innova Pure Water, Inc. and J. Nohren and Rose R. Smith; Case No. 05-000538C1-07 in the Sixth Judicial Circuit Court of Pinellas County.  This case is in its early stages and it is not possible at the present time with any reasonable degree of certainty to determine the likelihood of a favorable or unfavorable outcome nor to quantify the potential exposure to Innova.

Originally, Mr. Smith and Ms. Danzel sued Innova for accrued and unpaid vacation time.  The total amount was less than $10,000.  Innova counterclaimed against the former employees and their new employer, Sawyer Products, Inc., for violation of, and interference with the former employees' covenants not to compete with Innova.  In the litigation, Sawyer Products filed a claim against Innova and certain of its officers alleging misrepresentation in connection with certain loans Sawyer made to the Company and the issuance of warrants to Sawyer.  Sawyer has also sued Innova for breach of contract.  Sawyer is seeking damages in excess of $600,000.  Innova is seeking back royalties and lost profits, as well as damages, including punitive damages.  Management of Innova believes it has meritorious defenses and intends to vigorously defend the claims and pursue Sawyer and its principals.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.

MARKET PRICE OF THE REGISTRANT’S SECURITIES AND RELATED STOCKHOLDER MATTERS

Our Common Stock is traded in the over-the-counter market in the so called "pink sheets," or on the "Electronic Bulletin Board" of the National Association of Securities Dealers, Inc. (the "NASD") under the symbol "IPUR.OB" The transfer agent and registrar for the Common Stock is Continental Stock Transfer & Trust Company of New York. The following table sets forth, for the periods indicated, the high and low sales price for shares of the Common Stock as reported on the OTC.

Sales Price
	High	Low
FISCAL YEAR ENDED JUNE 30, 2004 Fourth Quarter Third Quarter Second Quarter First Quarter FISCAL YEAR ENDED JUNE 30, 2005 Fourth Quarter Third Quarter Second Quarter First Quarter	0.070 0.330 0.250 0.060 0.080 0.070 0.100 0.140	0.040 0.041 0.022 0.030 0.040 0.040 0.060 0.080

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

As of June 30, 2005 there were approximately 450 beneficial owners of our common stock with 34,559,236 shares outstanding.

ITEM 6.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

IMPORTANT NOTE ABOUT FORWARD-LOOKING STATEMENTS

The following discussion and analysis should be read in conjunction with our audited financial statements as of June 30, 2005 and the notes thereto, all of which financial statements are included elsewhere in this form 10-KSB.  In addition to historical information, the following discussion and other parts of this Form 10-KSB contain forward-looking information that involves risks and uncertainties.  Our actual results could differ materially from those anticipated by such forward-looking information due to factors discussed under "Business" and elsewhere in this Form 10-KSB.

The statements that are not historical constitute "forward-looking statements".  Said forward-looking statements involve risks and uncertainties that may cause the actual results, performance or achievements of Innova to be materially different from any future results, performance or achievements, express or implied by such forward-looking statements.  These forward-looking statements are identified by their use of such terms and phrases as "expects", "intends", "goals", "estimates", "projects", "plans", "anticipates", "should", "future", "believes", and "scheduled".

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

SELECTED FINANCIAL DATA

The following financial data is derived from and should be read in conjunction with the "Consolidated Financial Statements and notes thereto.  Information concerning significant trends in the financial condition and results of operations is contained in "Management’s Discussion and Analysis of Financial Condition and Results of Operations."  The selected financial data set forth below reflects only nominal amounts attributable to the operations of DesertView, and, because of the election to account for the acquisition of Numera as a Reverse Acquisition, excludes all of the activity attributable to the operations of Innova.  See Footnote 14 to the Financial Statements.  The results of operations and financial statements for Innova, DesertView and Numera will be included in the future operating results and financial statements of Innova commencing in the first quarter of fiscal 2006.

SELECTED SUMMARY INCOME STATEMENT DATA

	Year Ended June 30
	2005	2004
Total sales revenue	$ 0	$ 0
Net loss	(3,100)	(2,990,400)
Loss per common share – basic	(0.00)	(0.18)
Shares used in per share computation	16,793,620	16,600,000
Loss per common share – assuming dilution	(0.00)	(0.18)
Shares used in diluted computation	16,793,620	16,600,000

SELECTED SUMMARY BALANCE SHEET DATA

June 30, 2005
Total assets	$ 1,297,500
Working capital deficit	251,800
Long-term debt	176,700
Stockholders’ equity	770,100

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

We amortize patent application costs, which includes litigation defense costs over a five (5) year period.  As noted under the Section "Executive Compensation-Options" we have changed the accounting treatment for a no interest loan and related options to reflect the value of such options as interest expense.

In accordance with Statements of Financial Accounting Standards ("SFAS") No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, all costs incurred to establish the technological feasibility are research and development costs.

Software development costs incurred after technological feasibility and prior to the software being available for sale are capitalized.  On June 30, 2005, the Company had remaining unamortized and unimpaired capitalized software development costs in the amount of $867,000.  The software development costs will be amortized over its estimated useful life of 5 years.  See also Footnote 3 – Significant Accounting Policies in the Financial Statements.

RESULTS OF OPERATIONS

Net Sales

Net sales for the twelve-month period ended June 30, 2005, and for June 30, 2004, were $0.00, based on the sales of Numera alone in keeping with the accounting for the June 27, 2005 acquisition as a Reverse Acquisition of Innova by Numera.

Cost of Sales

For the year ended June 30, 2005, and for June 30, 2004, the cost of sales was $0.00, based on the cost of sales of Numera alone under the method of accounting for Reverse Acquisitions.

Gross profit margin was $0.00 for the year ended June 30, 2005, and June 30, 2004 due to the Reverse Acquisition method of reporting.

Operating Expense

Operating expenses for the year ended June 30, 2005 were $3,100.  For the comparable period in 2004, operating costs amounted to $2,998,600, due primarily to a one-time impairment of Software Development Costs.

Other Income and Expense

There was no other income and expense for the year ended June 30, 2005 or June 30, 2004.

Income Taxes

Due to the Company’s history of operating losses, management has established a valuation allowance in the full amount of the deferred tax assets arising from these losses, as management believes it is more likely than not that the Company will not generate sufficient taxable income within the appropriate period to offset these operating loss carry forwards.

Net Loss

Net loss for the year ended June 30, 2005 amounted to $3,100, as compared to net loss of $2,998,600 for the comparable period in 2004.   The loss for the year ended June 30, 2004 was primarily the result of a one-time impairment of Software Development Costs in the amount of $2,988,500.

Loss Per Share

For the year ended June 30, 2005, basic and diluted loss per share amounted to $(0.00).  For the comparable period in 2004, basic and diluted loss per share amounted to $(0.18).  The decrease in loss per share is due to the decrease in net loss between the comparable periods.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

For the year ended June 30, 2005, net cash used by operating activities amounted to $(3,100), as compared to the $0.00 used by operating activities for the comparable period in 2004.  This change is due to the increase in the net loss of $3,100 from 2004 to 2005.

Investment Activities

Net cash provided by investing activities for the year ended June 30, 2005 was approximately $15,600, as compared to net cash provided by investing activities of approximately $0.00 for the comparable period in 2004.  The increase in cash provided for investing activities is due primarily to the acquisition of Innova by Numera in a reverse merger.

Financing Activities

The Company’s financing activities provided $3,500 for the year ended June 30, 2005, as compared to no funds from financing activities for the year ended June 30, 2004.  This change resulted primarily from the advance of $3,500 from a shareholder in 2005, when no shareholder advances were made in 2004.

As shown in the accompanying financial statements, we incurred a net loss of $3,100 during the year ended June 30, 2005 and as of that date; our working capital deficit was $251,800.  Therefore, our ability to continue as a going concern is uncertain.  We expect to incur significant losses in the future.  As a result, we will need to generate significant revenues to achieve profitability and may never achieve profitability.

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

As of June 30, 2005 we continued to have past due invoices with our major bottle supplier and molded parts supplier.  Each of these suppliers have agreed to accept minimum weekly payments of $1,000 (minimum of $8,000 collectively per month) to satisfy these unpaid obligations.  To date we have not experienced any difficulty in securing the necessary raw materials from these or other vendors.  However, if we fail to maintain these weekly payments or if our vendors require satisfaction of outstanding obligations to fulfill new orders our operations could be adversely affected.

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

ITEM 7.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Financial Statements

Years Ended June 30, 2005 and 2004

Contents

Reports of Independent Registered Public Accounting Firms on Consolidated Financial Statements

Consolidated Financial Statements:

Consolidated Balance Sheet

Consolidated Statements of Operations

Consolidated Statements of Changes in Stockholders' Equity (Deficit)

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Innova Pure Water, Inc.

Dallas, Texas

We have audited the accompanying consolidated balance sheet of Innova Pure Water, Inc., (the Company) as of June 30, 2005 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the two years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Innova Pure Water, Inc. at June 30, 2005, and the consolidated results of their operations and cash flows for the years ended June 30, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.

As disclosed in Note 15 to the accompanying consolidated financial statements, the Company corrected an error in its accounting for its merger with Numera Software Corporation (NSC) on June 27, 2005.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company has negative working capital of $251,800 as of June 30, 2005 and has incurred substantial operating losses resulting in an accumulated deficit of $3,318,100.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Turner, Stone & Company, LLP

Certified Public Accountants

September 30, 2005, except as to the matters discussed in the paragraph above and Note 14 concerning the correction of an error in accounting for its NSC merger, as to which the date is October 30, 2006

Innova Pure Water, Inc.

Consolidated Balance Sheet

June 30, 2005

Assets
Current assets
Cash	$ 16,000
Accounts receivable, trade, net allowance for doubtful accounts of $9,800	16,300
Other receivables	600
Inventories	66,000
Total current assets	98,900

Property and equipment, net of accumulated depreciation of $9,500	3,100

Other assets:
Computer software, net of accumulated amortization of $0	867,000
Patents	161,700
Goodwill	160,100
Other	6,700
Total other assets	1,195,500

$1,297,500

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable, trade	$ 183,800
Accrued expenses	49,600
Note payable, related party	4,000
Advances, shareholders	3,500
Deferred revenue	109,800
Total current liabilities	350,700

Long-term liabilities:
Note payable, net of unamortized discount of $23,300	176,700

Stockholders’ equity:
Preferred stock; $.001 par value; 2,000,000 shares authorized:
0 shares issued and outstanding	-
Common stock; $.0001 par value; 50,000,000 shares authorized:
34,559,236 shares issued and outstanding	3,500
Capital in excess of par value	4,097,600
Accumulated deficit	(3,318,100)
783,000
Treasury stock, at cost; 500 shares	(12,900)
Total stockholders’ equity	770,100

$ 1,297,500

The accompanying notes are an integral part of the consolidated financial statements.

Innova Pure Water, Inc.

Consolidated Statements of Operations

	Year Ended June 30
	2005	2004

Sales	$ 0	$ 0

Cost of Sales	$ 0	$ 0

Gross Profit	$ 0	$ 0

Operating expenses:
Selling expenses		0
General and administrative expenses	3,100	1,900
Impairment of software development costs	-	2,988,500

	3,100	2,990,400

Loss from operations	(3,100)	(2,990,400)

Other (income) expenses:
Interest, net	0	0
Royalties and other income	0	0
	0	0

Loss before provision for income taxes	(3,100)	(2,990,400)

Provision for income taxes	-	-

Net loss	$ (3,100)	$ (2,990,400)

Loss per common share	$ (0.00)	$ (0.18)

Weighted average number of common shares outstanding	$ 16,793,620	$ 16,600,000

The accompanying notes are an integral part of the consolidated financial statements.

Innova Pure Water, Inc.

Consolidated Statements of Changes in Stockholders' Equity

Years Ended June 30, 2005 and 2004

			Capital in
	Common Stock		Excess Of	Accumulated	Treasury
	Shares	Amount	Par Value	Deficit	Stock	Total

Balance, June 30, 2003 (reverse merger)	16,700	$1,817,700	$0	$(324,000)	$ -	$1,493,700

Convert debt to equity		1,718,300				1,718,300

Net loss				(2,991,000		(2,991,000

Balance, June 30, 2004	16,700	3,536,000		3,315,000	-	221,000

Convert debt to equity		628,800				628,800

Issuance of common stock reverse merger	32,042,536	(4,161,600)	3,970,400		(12,900)	(204,100)

Acquisition of Desert View	2,500,000		127,200			127,200

Net loss				(3,100)		(3,100)

Balance, June 30, 2005	34,59,236	$ 3,500	$4,097,600	$(3,318,100)	$(12,900)	$770,100

The accompanying notes are an integral part of the consolidated financial statements.

Innova Pure Water, Inc.

Consolidated Statements of Cash Flows

	Year Ended June 30
	2005	2004

Operating activities:
Net loss	$ (3,100)	$ (2,991,000)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization		1,900
Impairment of software development costs		2,988,600
Decrease in:
Prepaid expenses		500

Total adjustments		2,991,000
Net cash used in operating activities	(3,100)	0

Investing activities:
Cash acquired in acquisition	15,600	0
Net cash provided by investing activities	15,600	0

Financing activities:
Advances from shareholders	3,500	0
Net cash provided by financing activities	3,500	0

Net increase in cash	16,000	0

Cash, beginning of year	0	0

Cash, end of year	0	0

Supplemental disclosure of non-cash activities:
Settlement of debt for equity		$ 1,178,300
Contract software development costs capitalized		650,800
Fair value of assets acquired from current year acquisitions	429,300
Fair value of common stock issued as consideration for acquisitions	76,500
Liabilities assumed from current year acquisitions	505,800

The accompanying notes are an integral part of the consolidated financial statements.

Innova Pure Water, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2005 and 2004

1.

Nature of Operations

Innova Pure Water, Inc. (Innova) was incorporated in Florida in 1985 for the purpose of developing, manufacturing, and marketing proprietary, state-of-the-art, effective, and economical in-the-house and portable water purification products. The corporate headquarters is located in Clearwater, Florida.  Sales are to both wholesale and retail markets throughout the United States, principally on credit and primarily through strategic alliances.  Sales are also made to distributors in several foreign countries.

Effective June 27, 2005, the Company entered into two Stock Acquisition Agreements with DesertView Management Services, Inc., an Arizona corporation (“DesertView”) and Numera Software Corporation, a Washington corporation (“Numera”).  Innova and its two subsidiaries are collectively referred to as ‘the Company’.  Innova’s acquisition of Numera has been accounted for as a reverse merger (see Note 14 below).

DesertView’s primary objective is to enhance the ability of small to medium sized businesses to produce higher profit levels through full utilization of their Information Technology (IT) resources.  The company’s focus is to achieve a change in its clients management strategies which will produce an increase in profitability through growing, and at times restructuring their IT infrastructure.

Numera was incorporated in 1997 and provides small to mid-sized businesses with full-featured, easy-to-use, real-time accounting software systems that meet or exceed the performance characteristics of mid to high-end competitors, at significantly lower cost.

For the years ended June 30, 2005 and 2004, there were no revenues from operations.

The Company currently holds numerous patents assigned to them by a stockholder, in the field of water treatment and has additional domestic and foreign patents pending.  The Company pursues an aggressive product development program with the goal to provide its strategic partners with unique competitive advantages.

Innova Pure Water, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2005 and 2004

2.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.  However, the Company has sustained substantial operating losses in recent years.  Further, for the year ended June 30, 2005, the Company had negative working capital of $251,800, a net loss of approximately $3,100 and has incurred substantial net losses in the previous years resulting in an accumulated deficit of approximately $3,318,200. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Although the Company continues to maintain costs and institute efforts to conserve cash, such efforts will not make it a viable business entity, and without significant additional revenues and/or equity capital, it may not be able to stay in business.

The Company continues to explore the possibility of outsourcing some production and support tasks that are currently being done in-house in order to reduce such costs. However, until sufficient volume is obtained to support significant outsourcing, the Company is not in a position to outsource production in order to save costs.

3.

Significant Accounting Policies

Principles of consolidation and basis of presentation

The accompanying consolidated financial statements included the general accounts of the Company (see above) and its wholly owned subsidiaries.  All material intercompany transactions, accounts and balances have been eliminated in the consolidation.

For financial reporting purposes, the reverse merger with Numera (see above) has been treated as a recapitalization of Numera with Innova being the legal survivor and Numera being the accounting survivor and the operating entity. That is, the historical financial statements prior to June 27, 2005 are those of Numera and its operations, even though they are labeled as those of the Company. Retained earnings of Numera related to its operations, is carried forward after the recapitalization. Operations prior to the recapitalization are those of the accounting survivor, Numera and its predecessor operations, which began in 1997. Earnings per share for the periods prior to the recapitalization are restated to reflect the equivalent number of shares outstanding for the entire period operations were conducted. Upon completion of the reverse merger, the financial statements become those of the operating company, with adjustments to reflect the changes in equity structure and receipt of the assets and liabilities of Innova.

Business combinations

On June 27, 2005, Innova entered into two Stock Acquisition Agreements to acquire DesertView Management Services, Inc. and Numera Software Corporation for a 2,500,000 and 16,600,000 shares of restricted common stock, respectively.  As part of the agreement, Innova received $112,000 of working capital advances in exchange for 300,000 shares of common stock.  Immediately following the acquisitions, the shareholders of Numera Software Corporation owned 48% of the voting common stock, with the shareholders of DesertView Management Services, Inc. owning 7%.  Innova acquired DesertView and Numera to diversify its business base and provide the opportunity to generate additional revenues, as well as to increase the Company’s ability to raise outside capital to meet our future capital requirements.

Innova Pure Water, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2005 and 2004

The following unaudited pro forma information is presented as if the acquisitions of Innova and DesertView had occurred on July 1, 2003, the beginning of the earliest period presented:

	Year Ended
	June 30, 2005	June 30, 2004
Total revenues	$455,700	$776,900
Net loss applicable to common stock	$(229,000)	$(3,250,600)
Loss per share:
Basic	$(.01)	$(.20)
Diluted	$(.01)	$(.20)

Loss per share is calculated based on approximately 19,100,000 additional shares being outstanding to account for the purchase price of Numera and DesertView.

Management estimates

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

Cash and cash flows

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and it believes it is not exposed to any significant credit risks affecting cash. None of the Company's cash is restricted.

For purposes of the consolidated statements of cash flows, cash includes demand deposits, time deposits, short-term cash equivalent investments with original maturities of less than three months and cash management money market funds available on a daily basis.

Inventories

Inventory is stated at the lower of cost, determined by the first-in, first-out method, or net realizable value (market).  Market is determined based on the net realizable value, with appropriate consideration given to obsolescence, excessive levels, deterioration and other factors.

Innova Pure Water, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2005 and 2004

Accounts receivable and doubtful accounts

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

Property and equipment

Property and equipment are recorded at cost.  Depreciation is calculated by the straight-line method over the estimated useful lives of the assets, ranging generally from 2 to 10 years.  Additions to and major improvements of property and equipment are capitalized.  Repair and maintenance expenditures are charged to expense as incurred. As property or equipment is sold or retired, the applicable cost and accumulated depreciation are eliminated from the accounts and any gain or loss is recorded. Depreciation expense amounted to approximately $0 and $1,900 for the years ended June 30, 2005 and 2004, respectively.

Impairment or disposal of long-lived assets

The Company has adopted Statement of Financial Accounting Standards Board No. 144 (SFAS No. 144), “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses the financial accounting and reporting for the impairment of long-lived assets, excluding goodwill and intangible assets, to be held and used or disposed of.  The adoption of SFAS No. 144 did not have an impact on the Company’s consolidated financial position or results of operations.  In accordance with SFAS No. 144, the carrying values of long-lived assets are periodically reviewed by the Company and impairments would be recognized if the expected future operating non-discounted cash flows derived from an asset were less than its carrying value and if the carrying value is more than the fair value of the asset.  Numera Software Corporation recorded $2,988,500 in Impairment Costs on June 30, 2004, as the result of an analysis by management as to the fair value of the software. As of June 30, 2005, the Company has not identified any other asset impairments.

Intangible assets and amortization

Patents, acquired in the reverse merger with Innova (Note 1), are included in other assets in the accompanying consolidated balance sheet and are being amortized over their estimated useful life of five years.  Because the reverse merger occurred at the end of the fiscal year ended June 30, 2005, no amortization expense has been recognized in the accompanying consolidated statements of operations.

            Innova Pure Water, Inc.

    Notes to Consolidated Financial Statements

        Years Ended June 30, 2005 and 2004

 Amortization expense for the next five years is estimated as follows:

	2006	2007	2008	2009	2010

Patents	$120,500	$18,700	$10,500	$6,100	$3,900
Software	174,000	174,000	174,000	174,000	174,000
TOTAL	$299,500	$197,700	$189,500	$185,100	$182,900

Goodwill consists of the excess of cost over the fair value of net assets acquired in business combinations, and is not being amortized.

The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires an annual impairment test for goodwill and intangible assets with indefinite lives. Under the provisions of SFAS No. 142, the first step of the impairment test requires that the Company determine the fair value of each segment, and compare the fair value to the segment’s carrying amount. To the extent a segment’s carrying amount exceeds its fair value, an indication exists that the segment’s goodwill may be impaired and the Company must perform a second more detailed impairment assessment. The second impairment assessment involves allocating the segment’s fair value to all of its recognized and unrecognized assets and liabilities in order to determine the implied fair value of the segment’s goodwill as of the assessment date.

The implied fair value of the segment’s goodwill is then compared to the carrying amount of goodwill to quantify an impairment charge as of the assessment date. For the year ended June 30, 2006 there was no impairment recorded for goodwill related to the acquisition of DesertView Management Consulting, Inc.  In the future, the Company will perform the annual test during its fiscal fourth quarter unless events or circumstances indicate impairment of the goodwill may have occurred before that time

Revenue recognition

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

Financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values.

Innova Pure Water, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2005 and 2004

These financial instruments include cash, accounts receivable and accounts payable. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The fair value of the Company's notes payable is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

Loss per share

The Company records shares of common stock as outstanding at the time the Company becomes contractually obligated to issue shares.  As of June 30, 2005, the Company has 34,559,236 shares outstanding.

Basic loss per share is calculated by dividing net loss by the average number of common shares outstanding during the year. Diluted loss per common share is calculated by adjusting outstanding shares, assuming conversion of all potentially dilutive stock options. At June 30, 2005 and 2004, there were no dilutive instruments outstanding.

Stock based compensation

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

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R (revised 2004), Share-Based Payment. This Statement replaces FASB Statement No. 123 and supersedes APB Opinion No. 25. Statement No. 123(R) will require the fair value of all stock option awards issued to employees to be recorded as an expense over the related vesting period. The Statement also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at the date of adoption. We are evaluating these new rules, but expect no material impact upon adoption relating to outstanding options since all of the awards under the existing incentive stock option plan will be fully vested prior to the effective date of the revised rules.

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

Innova Pure Water, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2005 and 2004

Pro forma information regarding net loss and net loss per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its stock options under the fair value method of SFAS No. 123.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model.  During fiscal year ended June 30, 2005, no options were granted.  The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No 123, to stock-based employee compensation.

	2005	2004
Net loss, as reported	$(3,100)	$(2,990,400)

Deduct: Additional stock based employee compensation expense determined under fair value based methods for all awards, net of taxes	0	0

Pro forma net loss	$(3,100)	$(2,990,400)

Net loss per share:
As reported	$(.00)	$(.18)
Pro forma	$(.00)	$(.18)

Capitalized software development costs

In accordance with Statements of Financial Accounting Standards (“SFAS”) No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, all costs incurred to establish the technological feasibility are research and development costs and charged to expense when incurred.  Software development costs incurred after technological feasibility and prior to the software being available for sale are capitalized.  The Company has capitalized software development costs in the amount of $867,000.  These software development costs will begin being amortized when it is available for release to customers.  At that time, the software will be amortized over its estimated useful life of 5 years.  The Company has determined that this software is marketable as of July 1, 2006 and was available for release to customers at that time.  Accordingly, the Company will begin amortization of these costs beginning on this date over five years using the straight-line method.

4.

Inventories

Inventories consist of raw materials valued at $66,000 at June 30, 2005.

Innova Pure Water, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2005 and 2004

5.

Property and Equipment

Property and equipment consists of:	June 30, 2005

Office furniture and equipment	$9,700
Machinery and equipment	2,900
12,600

Less:
Accumulated depreciation	9,500

$ 3,100

1.

Related Party Transactions

On December 10, 2004, $21,000 was advanced to Numera Software Corporation by a shareholder.  Payments were made on this indebtedness by the Company totaling $18,500 prior to June 30, 2005, leaving a balance due to shareholders at that date of $3,500.  These advances were non-interest bearing, unsecured and due upon demand as funds are available.

On June 27, 2005, in conjunction with the acquisition of Desert View Management Services, a related party loan in the amount of $4,000 was acquired by the Company, and the remaining balance on that indebtedness at June 30, 2005 was $4,000.  This advance was non-interest bearing, unsecured and due upon demand as funds are available.

On June 27, 2005, in conjunction with the acquisition of Desert View Management Services, accounts receivable from the President of Desert View and his affiliates in the amount of $86,500 were acquired by the Company.  These amounts were offset by indebtedness to the President of Desert View in the amount of $41,700.  The net of these amounts, $44,800, was recorded by the Company as a receivable, with an offsetting entry to Allowance for Doubtful Accounts in the amount of $44,800.  These receivables and the offsetting payables were non-interest bearing, unsecured and due upon demand as funds are available.

In conjunction with the acquisition of Desert View, on June 27, 2005, the Company acquired an account payable in the amount of $12,500 to a corporation, which is owned by the son of the President of the Company.  No activity occurred on this account during 2006.  This payable is non-interest bearing, unsecured and due upon demand as funds are available.

There were no related party transactions during the fiscal year ended June 30, 2004.

2.

Note Payable

On March 26, 2002, the Company received proceeds of $400,000 in exchange for a note payable. The note payable is payable in five years at zero percent interest and is unsecured.  The note has been discounted using an interest rate of 6%.  In connection with the payable, the Company issued 1,200,000 stock options valued at $180,000 using the Black Scholes method, and is recorded as a discount on the note payable.  During the year ended June 30, 2004, the Company entered into an agreement to issue a non-exclusive right to a patent in satisfaction of $200,000 of the note payable and cancellation of 800,000 common stock options.  As a result of the cancellation of options, the unused value of these options was charged against additional paid in capital.  The balance outstanding on this note as of June 30, 2005, net of the unamortized discount in the amount of $23,300, is $176,700.

As mentioned in Related Party Transactions above, notes payable to shareholders of Numera and Desert View were $3,500 and $4,000 respectively as of June 30, 2005.

8.

Lease Commitments

Commensurate with the Company’s reverse merger with Innova (Note 1), the Company is obligated under a non-cancelable operating lease for its office facilities expiring in March 2006 and which provides for monthly rental and operating cost escalations.  For the years ended June 30, 2005 and 2004, the Company incurred no rent expense.

The following is a schedule by year of future minimum rental payments required under these leases as of June 30, 2005:

Year Ending June 30
2006	$ 29,000

In addition, the Company is also a guarantor on an automobile leased by the Chairman of the Board which expires in April 2007 and has 11 payments of approximately $700 remaining as of June 30, 2005.

9.

Income Taxes

The Company has incurred significant operating losses since its inception that have been carried forward for income tax purposes and, therefore, no tax liabilities have been incurred for the years presented.  These operating losses and other timing differences give rise to a deferred tax asset and are as follows:

2005

Deferred tax asset:	$ 147,600
Amortization	44,000
Deferred revenue	4,000
Other timing differences	2,026,000
Loss carryforward	2,221,600
Net deferred tax asset	(2,221,600)
Allowance	$ -

Differences between the federal benefit computed at a statutory rate of 34% and the Company’s effective tax rate and provision are as follows:

	2005	2004

Statutory benefit	$ (1,200)	$ (1,016,700)
State tax benefit, net of federal effect	(100)	(119,600)
Increase in deferred income tax valuation allowance	1,300	1,136,300
	$ -	$ -

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

11.

Stock Options and Warrants

On April 22, 1999, the Company adopted the “1999 Stock Option Plan.”  Under the plan, options to issue up to 1,000,000 shares of the Company’s common stock may be granted.  The option price shall not be less than the greater of $.50 per share or 100 percent of the fair market value of the underlying common stock on the date of grant.  As of June 30, 2005, 100,000 options were outstanding under the plan at $.50 per share. These options expire in 2010.

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

Notes to Consolidated Financial Statements

Years Ended June 30, 2005 and 2004

200,000 warrants may be converted into 200,000 shares of Innova stock at $.50

200,000 warrants may be converted into 200,000 shares of Innova stock at $.75

As of June 30, 2005, none of these options have been exercised.

During the years ended June 30, 2005 and 2004, the Company did not issue any options.

The following is a summary of stock option activity during 2005 and 2004:

	1999 Stock Option Plans		Other
		Weighted Average		Weighted Average
	Number	Exercise	Number	Exercise
	of Shares	Price	of Shares	Price

Options granted and outstanding:
June 30, 2003	825,000	$.28	4,020,000	$.34
Options forfeited during the year	(65,000)	(.25)	(1,100,000)	(.73)

Options granted and outstanding:
June 30, 2004	760,000	$.28	2,920,000	$.19

Options exercised during the year			(840,000)	(.00)

Options forfeited during the year	(660,000)	(.25)	(1,680,000)	(.12)

Options granted and outstanding:
June 30, 2005	100,000	$.30	400,000	$.63

Innova Pure Water, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2005 and 2004

The following table summarizes the status of options outstanding at June 30, 2005:

	Outstanding Options			Exercisable Options
			Weighted		Weighted
			Average		Average
			Remaining		Remaining
	Exercise		Contractual		Contractual
	Price	Number	Life	Number	Life

Other Options	$.50	200,000	1.74 years	200,000	1.74 years
Other Options	$.75	200,000	1.74 years	200,000	1.74 years
1999 Stock Option Plan	$.50	100,000	3.75 years	200,000	3.75 years

12.

Royalties and Other Income

There was no royalty or other income for the years ending June 30, 2005 and 2004.

   13.

Legal Settlements and Contingencies

Innova is currently plaintiff in a patent infringement lawsuit entitled Innova Pure Water, Inc., Plaintiff v. Safari Water Filtration Systems, Inc. d/b/a Safari Outdoor Products, Defendant; Case No. 99-1781-Civ-T-23F filed by the Company on August 4, 1999.  The case was filed with the U.S. District Court, Middle District of Florida, Tampa Division.  The Company has claimed patent infringement of U.S. Patent 5,609,759 on the part of the defendants.  On December 16, 2003, the court ruled in favor of Safari.  Innova filed an appeal with the United States Court of Appeals, case No. 04-1097, who, on August 11, 2004, reversed the lower court’s decision.  The case has been remanded back to the Circuit Court on September 1, 2004 to find on any remaining issues.  Innova has filed for a summary judgment or the prompt setting of a trial date.  On September 30, 2005, the Court issued an Order granting Innova's motion for summary judgment.  The Court adjudged that Innova's U.S. Patent 5,609,759 is valid and enforceable and that claims set forth in said patent were infringed upon by products made, used, sold or offered for sale by Safari.  Safari was permanently enjoined from making, using, selling or offering for sale in the United States any product covered under the patent's claims as more fully set forth in the Order.  Management of the Company believes the entry of this Order will have significance against other parties who may be infringing upon the Company's products and services.

Innova is currently a plaintiff and a cross defendant in a case captioned J. Smith and M. Danzel v. Innova Pure Water, Inc. v. Sawyer Products, Inc. – Sawyer Products, Inc. v. Innova Pure Water, Inc. and J. Nohren and Rose R. Smith; Case No. 05-000538C1-07 in the Sixth Judicial Circuit Court of Pinellas County.  This case is in its early stages and it is not possible at the present time with any reasonable degree of certainty to determine the likelihood of a favorable or unfavorable outcome nor to quantify the potential exposure to Innova.  No amounts relating to this case have been recorded in the accompanying consolidated financial statements.

Innova Pure Water, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2005 and 2004

Originally, Mr. Smith and Ms. Danzel sued Innova for accrued and unpaid vacation time.  The total amount was less than $10,000.  Innova counterclaimed against the former employees and their new employer, Sawyer Products, Inc., for violation of, and interference with the former employees' covenants not to compete with Innova.  In the litigation, Sawyer Products filed a $600,000 claim against Innova and certain of its officers alleging misrepresentation in connection with certain loans Sawyer made to the Company and the issuance of warrants to Sawyer.  Sawyer has also sued Innova for breach of contract.  Sawyer is seeking damages in excess of $600,000.  Innova is seeking both back royalties or lost profits, as well as damages, including punitive damages.  Management of Innova believes it has meritorious defenses and intends to vigorously defend the claims and pursue Sawyer and its principals.

14.   Restatement for reverse merger

Subsequent to the issuance of the Company’s annual report on Form 10-KSB for the fiscal year ended June 30, 2005, the Company determined that the method of accounting for the acquisition of Numera Software Corporation by Innova Pure Water, Inc. on June 27, 2005 was not appropriate.  Consequently, the Company changed its accounting for the transaction between Innova and Numera as a reverse acquisition (Note 1), with Numera as the acquiring company, in lieu of accounting for the transaction as a purchase of Numera Software Corporation by Innova Pure Water, Inc., as was originally reported.

As a result, the accompanying Consolidated Balance Sheet as of June 30, 2005, Consolidated Statements of Income, and Consolidated Statements of Cash Flow, and Consolidated Statements of Stockholders’ Equity as of June 30, 2005 and June 30, 2004 have been restated to reflect the appropriate reverse acquisition accounting method.

Effects of the Restatement

A summary of the effects of the restatement including the $8,519,900 adjustment to beginning Accumulated Deficit as of July 1, 2003, is as follows:

	June 30, 2005
	As previously Reported	As restated
ASSETS
Current Assets
Cash and cash equivalents	$16,000	$16,000
Total current assets	98,900	98,900
Total assets	1,297,500	1,297,500
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	183,800	183,800
Other Current Liabilities	57,100	57,100
Deferred revenue	109,800	109,800
Total current liabilities	350,700	350,700
Long-term Liabilities	176,700	176,700
Total liabilities	527,400	527,400
Stockholders’ Equity
Capital Stock	3,500	3,500
Capital in excess of par value	10,149,000	4,097,600
Accumulated deficit	(9,369,500)	(3,318,100)
Total stockholders’ equity	770,100	770,100
Total liabilities and stockholders’ equity	1,297,500	1,297,500

	Year ended June 30, 2005
	As previously reported	As restated
Operating Activities
Total revenues	312,400	0

Cost of sales	221,200	0
Gross Profit	91,200	0
Operating Expenses	445,500	3,100
Net loss	(242,200)	(3,100)
Adjustments to reconcile net income to net cash provided by operating activities:
Accounts payable	(88,500)	0
Inventories	(46,000)	0
Deferred income	(104,600)	0
Net cash used by operating activities	(325,200)	(3,100)
Net cash provided by investing activities	54,100	15,600
Net cash provided by financing activities	287,100	3,500
Net increase in cash and cash equivalents	16,000	16,000
Cash and cash equivalents, end of year	16,000	16,000

Accumulated Defecit, June 30, 2004	(9,127,300)	(3,315,000)
Net income	(242,200)	(3,100)
Accumulated Defecit, June 30, 2005	(9,369,500)	(3,318,100)

54

	Year ended June 30, 2004
	As previously reported	As restated
Operating Activities
Total revenues	671,300	0

Cost of sales	396,500	0
Gross Profit	274,800	0
Operating Expenses	660,400	2,990,400
Net loss	(282,800)	(2,990,400)
Adjustments to reconcile net income to net cash provided by operating activities:
Accounts payable	(49,400)	0
Inventories	89,400	0
Deferred income	(58,400)	0
Net cash provided (used) by operating activities	5,000	0
Net cash provided by investing activities	(67,400)	0
Net cash provided by financing activities	13,600	0
Net increase in cash and cash equivalents	(48,800)	0
Cash and cash equivalents, end of year	0	0

Accumulated Deficit, June 30, 2003	(8,884,500)	(324,600)
Net loss	(282,800)	(2,990,400)
Accumulated Deficit, June 30, 2004	(9,127,300, 00)	(3,315,000)
Loss per share -basic	(.02. )	(.18)
Loss per share -dilutive	(.02)	(.18)

  15.

Segment information

The Company had only one reportable segment during 2005 and 2004.  Therefore, no segment reporting is included.

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

On June 29, 2005, the Company dismissed Pender Newkirk & Company ("Pender") as its independent certifying accountant. Pender had been the independent registered public accounting firm for and audited the consolidated financial statements of the Registrant as of June 30, 2003 and June 30, 2004. The reports of Pender on the consolidated financial statements of Innova for the past two fiscal years contained no adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles, except for an explanatory paragraph relating to the Registrant’s ability to continue as a "going concern." The decision to change accountants was approved unanimously by the Board of Directors and was based upon the Company’s desire to retain an accounting firm with offices closer to its new location in Texas.

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

Effective June 29, 2005, the Company’s Board of Directors approved the engagement of Turner, Stone & Company ("Turner Stone") as the Company’s independent accountants for the fiscal year ending June 30, 2005, effective upon the final execution of an engagement letter.

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

ITEM 8A.

CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of June 30, 2005.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to Innova Pure Water, Inc., and was made known to them by others within those entities, particularly during the period when this report was being prepared.

There were no significant changes in the Company’s Internal Controls or in other factors that have materially affected, or are reasonably likely to affect, Internal Controls over financial reporting during the most recent fiscal year.

Our management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error.  An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of the control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, If any within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, control may become inadequate because of changes in conditions, and/or the degree of compliance with the policies or procedures may deteriorate.

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

Disclosures Related to the Filing of Restated Form 10-KSB.

The management of Innova and its two subsidiaries, subsequent to the acquisition on June 27, 2006, was required to evaluate the details of the transactions to determine the appropriate accounting treatment.  After diligent study of the facts and consultation with accounting specialists, the officers and directors of the company made the decision to treat Numera as the acquiring entity based on the following facts and circumstances:

1.

Shareholders of Numera received approximately 48% of the ownership of the company after the acquisitions.

2.

Two of the seven directors elected after the acquisitions were previously shareholders, officers, or directors of Numera.

3.

None of the officers or the Chairman of the Board of Directors elected after the acquisitions were previously shareholders, officers, or directors of Numera.

4.

The two largest shareholders of Numera were Limited Liability Companies consisting of approximately thirty beneficial owners.

5.

The re-location of the accounting and administrative offices of the company to the Dallas area was designed primarily to centralize the administrative functions between the Florida operations of Innova and the Arizona operations of Desert View.

The original 10-KSB was consequently prepared based upon these interpretations of the facts, reviewed and approved by our auditors, and filed with the SEC. Upon detailed questioning by reviewers of the 10-KSB regarding ownership and management control of the company relating to the acquisitions, management became aware that persons independent of the company might reach a different interpretation of the facts on which the original decision was made.  Management, after due deliberation, and consultations with our auditors, determined that the following interpretations could possibly be given more weight:

1.

Although Numera as a group received only 48% of the total shares, the two largest shareholders are former Numera shareholders.

2.

After the acquisitions, previous Innova directors made up only 2/7 of the board.

3.

The primary offices of the company were located in Dallas, which is the previous home of Numera.

Consequently, management has concluded that the preponderance of the factual information can be construed to indicate that Numera should be the acquiring entity in a reverse acquisition for accounting purposes, and has consequently prepared and filed this restatement of the 10-KSB to so reflect.

The CEO and the CFO have concluded that a diligent effort was made to collect the facts regarding the acquisition, and to interpret the facts according to the rules and regulations in effect at the time, in concurrence with the auditors who were consulted on the decision.  They are of the opinion that this decision on which entity was the acquiring entity could reasonably be made either way and have substantial if not conclusive factual support. However, since the management now believes that a restatement is required, they must concede that their disclosure controls and procedures were not effective.  Consequently, management has adopted a procedure whereby, in the event of a required interpretation or decision regarding complex accounting and financial reporting issues, an additional independent CPA who is knowledgeable in the specific field of the issue, will be consulted in addition to the management team and the independent auditors.

PART III

ITEM 9.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information with respect to each person who is a director or an executive officer of the Company as of June 30, 2005.  The information set forth in this table reflects the effects of the Stock Acquisition Agreements entered into with Numera and DesertView on June 27, 2005.

Name	Age	Position
John E. Nohren, Jr. Rose C. Smith David Paul Condra Jim R. Davisson John L. Finan Randal McClanahan David L. Zich	74 54 59 59 63 44 54	Chairman of the Board, Director Director Director Director, Chief Financial Officer, Treasurer, Secretary Director Director Director, President

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

Ms. Smith functioned in a number of consulting roles relative to product acquisition, licensing, and line extensions and has been retained by Aguecheek Ltd. in England, which owned the licensing rights to Armani, Valentino, Ungaro, Tiffany and others. Ms. Smith was also a consultant regarding potential corporate acquisitions for Marubeni in Tokyo. She became associated with the Company in 1993 as a marketing consultant, hence became the Director of Business Development until elected President in 1996, and Chief Executive Officer in June 1997.

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

BOARD OF DIRECTORS

The Company's Bylaws fix the size of the Board of Directors at no fewer than one and no more than nine members, to be elected annually by a plurality of the votes cast by the holders of Common Stock, and to serve until the next annual meeting of stockholders and until their successors have been elected or until their earlier resignation or removal.  During the fiscal year ended June 30, 2005,  Emanuel Mersis and Peter Christiansen resigned during fiscal year ended June 30, 2005 due to other business obligations.  We currently have seven directors.  Messrs. Finan, Condra, and McClanahan, are considered independent outside directors.

During fiscal year ended 2005 our Board of Directors held no meetings at which all Directors were present.  We did not have a separate compensation, audit or nominating committee during fiscal year ended June 30, 2005.  We currently do not compensate any of our Directors for serving on our Board.  We intend to adopt compensation packages for our Board members during fiscal 2006 and establishing a compensation committee during fiscal year ended 2006.  Until such date our entire Board of Directors shall serve as the compensation committee.

THE COMMITTEES

After the acquisitions of Numera and DesertView we appointed John Finan and Randal McClanahan as our Audit Committee.  Mr. McClanahan is deemed our financial expert.  Each of the members of the Audit Committee are considered independent.  We do not have a standing nominating committee for the Board.

CODE OF ETHICS

In connection with the filing of this Form 10K-SB we have adopted a "Senior Financial Officers – Code of Ethics" that applies to all Innova employees and Board of Directors, including our principal executive officer and principal financial officer, or persons performing similar functions.  A copy of our Code of Ethics is attached as an Exhibit to this Form 10-KSB.

We intend to post the Code of Ethics and related amendments or waivers, if any, on our website at www.innovapurewater.com.  Information contained on our website is not a part of this report.  Copies of our Code of Business Conduct and Ethics will be provided free of charge upon written request to Mr. Jim R. Davisson, 15851 N. Dallas Parkway, Suite 1200, Addison, Texas.

ITEM 10.

EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

There was no compensation paid or accrued by the Company for the fiscal years ended June 30, 2005 and June 30, 2004 to or for the account of any of the officers or directors

EMPLOYMENT AND OTHER AGREEMENTS

We currently do not have any written employment agreements with our Executive Officers.  We intend upon entering into written compensatory arrangements with our Executive Officers during fiscal year end 2006.

During fiscal 2004 Rose Smith and Jack Nohren did not have written compensatory or employment agreements inasmuch as their prior and "Certain Transactions") agreements had terminated.  In connection with the DesertView and Numera Stock Acquisition Agreements, each of these individuals agreed to accept shares of our common stock in satisfaction of accrued compensatory and other payment obligations.  In addition, each of these individuals agreed to exchange options for shares of our common stock.  See Footnote 3 to the Summary Compensation Table set forth above.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES

The information provided in the table below provides information with respect to each exercise of stock options during fiscal 2005 and fiscal 2004 by each of the executive officers named in the summary compensation table and the fiscal year end value of unexercised options.

(a) Name	(b) Shares Acquired/ Exercised	(c) Value Realized ($)(1)	(d) Number of Unexercised Options Issued During FY-End Exercisable on or after July 1, 2004 or July 1, 2005	(e) Value of Unexercised In-the Money Options at FY-End ($) Exercisable on or after July 1, 2004 or July 1, 2005 (1)
Fiscal 2004 John E. Nohren, Jr. Rose Smith -------------------------- Fiscal 2005 John E. Nohren, Jr. Rose Smith(2) --------------------------	_____ _____ 423,333 417,667	____ ____ 25,400 25,000	____ ____ _____ _____	0 0 0 0

(1)

The aggregate dollar values in column (c) and (e) are calculated by determining the difference between the fair market value of the Common Stock underlying the options and the exercise price of the options at exercise or fiscal year end, respectively. In calculating the dollar value realized upon exercise, the value of any payment of the exercise price is not included.

(2)

Represents Mr. Nohren's agreement to exchange options to acquire 1,270,000 shares of common stock for 423,333 shares of common stock and Rose Smith's agreement to exchange 1,250,000 options to acquire common stock for 417,667 shares of common stock in connection with the Numera and DesertView Stock Acquisition Agreements.  See "Summary Compensation Table."

STOCK OPTIONS

On April 22, 1999, the Company adopted the “1999 Stock Option Plan.”  Under the plan, options to issue up to 1,000,000 shares of the Company’s common stock may be granted.  The option price was not to be less than the greater of $.50 per share or 100 percent of the fair market value of the underlying common stock on the date of grant.  As of June 30, 2005, 100,000 options were outstanding under the plan at $.50 per share. These options expire in 2010.

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

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Stockholders Equity Compensation Plans Not Approved by Stockholders Total	-0- 500,000	N/A $.44	N/A 900,000

_________________________

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

John E. Nohren, Jr. and

Francis Weaver Nohren (4)(5)

Rose C. Smith (6)

David Paul Condra(8)

Jim R. Davisson(8)

John L. Finan(8)

Randal McClanahan(8)

David L. Zich(8)

All directors and executive officers

As a group (9 persons)

	4,038,938 2,891.109 30,000 50,000 100,000 517,000 880,000 8,507,047	11.7 8.4 * * * 1.5 2.5 24.6

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

(1)

54,350 of the shares of common stock as set forth above are owned by Elliot Smith, husband of Rose C. Smith.  Includes 1,734,496 shares issued to Ms. Smith during 2005 in satisfaction of accrued compensatory obligations and in exchange for outstanding options.

(2)

Represents shares held directly and indirectly by Joe Cayre and his family pursuant to an agreement reached between the Company and the Good Times family of companies.

(3)

Represents shares issued in connection with Numera and DesertView Stock Acquisition Agreement.

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Effective June 27, 2005, Innova entered into two Stock Acquisition Agreements. One Stock Acquisition Agreement was with DesertView. The other was with Numera.  In the Numera transaction, we issued 16,600,000 shares of our Common Stock to the shareholders of Numera in consideration for 100% of the issued and outstanding shares of Numera stock.  In the DesertView transaction, we issued 2,500,000 shares of our Common Stock to the shareholders of DesertView in consideration for 100% of the issued and outstanding shares of DesertView stock.  In connection with the closing of these transactions, the Company received $112,000 of working capital advances from affiliates of DesertView and Numera to meet our short-term obligations.

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

During fiscal 2005 we issued 1,316,829 shares of our common stock to Rose Smith in exchange for accrued and unpaid salaries of $223,861.  In addition, in connection with the DesertView and Numera Stock Acquisition Agreements Ms. Smith also agreed to exchange 1,250,000 options to acquire common stock for 417,667 shares of our common stock.

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
3(a) 3(b) 4(a) 4(b) 4(c) 10(a) 10(b) 10(c) 10(d) 10(e) 10(f) 10(g) 10(h) 10(i) 10(j) 10(k) 10(l) 10(m) 10(n) 10(o) 10(p) 10(q) 10(r) 10(s) 10(t) 31.1 31.2 32 99.1

Articles of Incorporation, as amended (1)

Bylaws (1)

Specimen Certificate (1)

1996 Incentive Stock Option Plan (1)

1999 Incentive Stock Option Plan (1)

[Reserved

Agreement with Rubbermaid Incorporated dated July 21, 1998 (1)

[Reserved]

Stock Purchase/Warrant Exchange Agreement with GoodTimes

          Entertainment, Inc. dated October 11, 1997 (1)

Employment Agreement with Rose C. Smith dated June 30, 1997 (1)

Royalty Agreement with John E. Nohren, Jr. dated June 30, 1997 (1)

License Agreement with A. C. International dated May 21, 1998 (1)

Supply and Distribution Agreement with Bowline Family Products, Inc.

          Dated September 26, 1997 (1)

[Reserved]

Purchase and Supply Agreement with Rose Group dated January 22,

          1997 (terminated) (1)

Real Estate Lease with Carr Rubin Associates dated January 21,

          1998 (1)

Stock Option Agreement with Rose Smith for unpaid 2002 salary (2)

Stock Option Agreement with Jack Nohren for 2002 unpaid royalties (2)

Letter Agreement between the Company and Rose Smith regarding fiscal 2003 compensation arrangement (2)

Letter Agreement between the Company and Jack Nohren regarding fiscal 2003 royalty arrangement (2)

Agreement by and between Sawyer Products, Curt Avery and the Company regarding $400,000 loan and issuance of 1,2000 Warrants (2)

Distribution Agreement with CamelBak Products (2)

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

Certification of the Chief Executive Officer, dated October___, 2005. (4)

(This certification required as Exhibit 31 under Item 601(a) of Regulation S-K is filed as Exhibit 31.1 pursuant to SEC interim filing guidance.) (4)

Certification of the Chief Financial Officer, dated October ___, 2005.  (This certification required as Exhibit 31 under Item 601(a) of Regulation S-K is filed as Exhibit 31.2 pursuant to SEC interim filing guidance.) (4)

Written Statements of the Chief Executive Officer and Chief Financial Officer, dated October___, 2005. (4)

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

(3)

See Form 8-K June 27, 2005.

(4)

Filed herewith.

(a)

Reports on Form 8-K

The Company filed four reports on Form 8-K related to activities during the fiscal quarter ended June 30, 2005:

Date of Report	Items Reported
Nov. 22, 2004	Departure of Director and Interim Chief Financial Officer-E.J. Mersis

June 27, 2005

-Completion of Acquisition or Disposition of Assets-Numera and Desertview

-Unregistered Shares of Equity Securities

-Departures of Directors or Principal Officers; Election of Directors; Appointment of

     Principal Officers

Regulation FD Disclosure

Financial Statements and Exhibits

June 29, 2005	Changes in Registrant’s Certifying Accountants

ITEM 14

PRINCIPAL ACCOUNTANT FEES AND SERVICES

COMPENSATION OF AUDITORS

There was no compensation accrued or paid to auditors during the years ended June 30, 2005 and 2004 for audit or audit related fees, tax fees and any other fees.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOVA PURE WATER, INC

Dated:

  October 31, 2006

By:   /s/ David L. Zich

David L. Zich

President, Director

Dated:

  October 31, 2006

By:   /s/ Jim R. Davisson

Jim R. Davisson

Chief Financial Officer,

Secretary-Treasurer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:

  October 31, 2006

By:/s/ John L. Finan

Director

Dated:

  October 31, 2006

By:/s/ Randal McClanahan

Director

Dated:

  October 31, 2006

By:/s/ David L. Zich

Director

Dated:

  October 31, 2006

By:/s/ David Paul Condra

Director

Dated:

  October 31, 2006

By:/s/ Rose C. Smith

Director

Dated:

  October 31, 2006

By:/s/ Jim R. Davisson

Director