Form 10KSB
period 2006-06-30
INNOVA PURE WATER INC /FL/
filed 2006-11-01
CIK 791994

#

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

-----------------------------

FORM 10-KSB

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[   ]  Yes

 [X] No

State issuer’s revenues for its most recent reporting period June 30, 2006.   $529,800.

Aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2006 was $1,610,484.

The number of shares of the Issuer’s Common Stock, par value $.0001 outstanding as of June 30, 2006 was 34,804,236.

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

As a result of the DesertView and Numera transactions, both DesertView and Numera became wholly-owned subsidiaries of the Company.  However, the acquisition of Numera was been deemed by management to meet the accounting requirements of a Reverse Acquisition, and accordingly, for accounting purposes, the revenues and expenses for the year ended June 30, 2005 reflect only the activity of Numera, which was deemed the acquiring entity.  For the year ended June 30, 2006, the combined revenues and expenses of all three companies are presented in the consolidated statements of operations.  This accounting presentation, which is required by accounting standards in the event of a reverse acquisition, is the primary reason for the disparity in the revenues and expenses between 2005 and 2006.

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

There have been no changes in the officers and directors of the company since immediately after the acquisitions, with David L. Zich, John L. Finan, Randal McClanahan, Jim R. Davisson, and David Paul Condra remaining as members of the board of directors with Jack Nohren and Rose Smith.  David L. Zich has remained  President and Jim R. Davisson Secretary/Treasurer of Innova as well.  Innova has relocated its corporate offices from Clearwater, Florida to Addison (Dallas), Texas.

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

To date, the company has completed the development phase, and set up the procedures for recruiting, training and managing the VARs who will provide the sales, marketing, and service functions for the system.   Utilization of a national network of VARs will provide widespread distribution without the expense of hiring and maintaining a sales force and training personnel.  This method is the preferred method of sales for virtually all developers of mid-range accounting software.  The officers of the company, during travels related to training provided by Desert View, plan to take a small amount of additional time in each city visited to interview and recruit new VARs nationally.  This approach will allow the growth of a VAR network with little additional out-of-pocket costs.

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

In addition to the sales of products either directly or through strategic alliance partners, we may seek to license our technology to specific products to competitive companies allowing them to sell products utilizing our technology in return for license fees and royalty payments. In this regard, Innova has licensed the Brita Products Division of Clorox and Seychelle Environmental to produce and market specific products under license.  We have also entered into a license agreement with Sawyer Products to market products using our patents.  Sawyer Products, in conjunction with two ex Innova employees, has failed to honor Sawyers’ contract obligations to us and has begun the independent production of products based upon products and knowledge gained from Innova. We have brought an action against Sawyer seeking compensation under our agreement.  Sawyer is alleging we breached our agreement.   This litigation is in its early stages and the outcome of such litigation remains uncertain.

In connection with a Licensing, Product Supply and Strategic Alliance Agreement we entered into with CamelBak on July 15, 2002, we granted CamelBak a worldwide (specifically excluding Japan and France) exclusive license to market and distribute Innova in-line biological-chemical filters for use with hydration packs to the military and after markets currently serviced by CamelBak.  The initial order from CamelBak was for 10,000 filtration units.  CamelBak paid us an exclusive initial distribution fee of $50,000.  The exclusivity of this license expired in July 2004 because CamelBak failed  to meet its minimum purchasing requirements.  In the current fiscal year, CamelBak has not purchased additional systems from us, we are planning for additional lines of distribution for this product.

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

There are two driving forces for new business for DesertView. First, personnel who continually change employers is a fact of American business today, forcing the company to continually train new personnel.  The company will look to a proven entity, such as DesertView, to train their people. Second, the pcMRP software, like all software products, periodically releases new versions to increase sales and improve the product. Each time an upgrade is sold, DesertView is notified, thereby providing us with an opportunity to sell our services.

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

Although we are attempting to improve the time to market of our developmental efforts, there is no assurance that the Company will ever successfully bring these products to market.  During fiscal years ended June 30, 2006 and 2005, due to the restrictions on funds, minimal  formal research and product development was performed.

SALES

Because of the accounting procedures applied in a reverse acquisition, Numera Software Corporation, being the acquiring company of Innova Pure Water, Inc., is the accounting entity for the reporting of revenues and expenses for the fiscal year ended June 30, 2005, while sales from Numera, Desert View and Innova are all reported for the year ended June 30, 2006.

The sales for the fiscal year ended June 30, 2006 were $529,800.   Continued shortage of adequate funding, in combination with the re-organization of the sales and marketing initiatives subsequent to the acquisitions in 2005, has hampered the growth of sales.  However, the Company is strongly focused on increasing revenues in all segments for the 2007 year, along with consolidating operations and administration to control costs.

As has been noted in Footnote 1 of the accompanying annual financial statements, 27% of the Company's sales were to Nikken, Inc. for the fiscal year ended June 30, 2006. The loss of this customer would have a materially adverse impact on our financial position.

Innova Pure Water, Inc.

Innova Pure Water, Inc. had revenues of $325,100 for the year ended June 30, 2006.  Sales consisted primarily of custom manufactured water filter bottles to distributors, including Nikken, Inc., Sun Water Systems, and Eco Labs.  Retail sales of water filter bottles and replacement filters from inventory were minimal.  Management has pledged to focus on both of these areas for increased sales in 2007.

Delays in the completion and introduction of our second and third generation biological dual filter sport bottles and the marketing dictates of packaging continue to reduce the market penetration.  For the developing appliance category of water treatment products, the need to supply highly demanding test data as produced and certified by NSF has delayed the introduction of this class of product together with financial constraints.

Desert View Management

Desert View Management had sales of $161,400 for the year ended June 30, 2006. The Company provides training and support for manufacturing software distributed by a specific software developer, pcMRP software.  The software itself is positioned to serve the vast majority of manufacturers and distributors worldwide.

While the services of Desert View are made to a large number of clients, these clients are referred to Desert View by pcMRP, and there can be no assurance that pcMRP will continue to refer clients in consistent numbers, or at all.  The loss of this relationship with pcMRP would result in a significant loss of revenues for Desert View, at least for the short term, until an alternate method of obtaining clients could be implemented.

Numera Software Corporation

Numera Software Corporation had revenues of $43,300 for the year ended June 30, 2006, compared to $ 0 for June 30, 2005.

Delays in the completion and introduction of our software system, caused primarily by the lack of adequate funds for programming personnel, have been gradually overcome to the point where management deemed the software ready for sale as of July 1, 2005.  Establishment of a marketing group and increasing sales of the software will be contingent upon funding for the development of an expanding sales network.

In order to minimize the out-of-pocket costs of building a national sales organization within the company, Numera has elected to utilize a network of distributors to sell and support its software system.  This approach is typical in the accounting and business management software industry for small to medium-sized businesses, and is used by virtually all of the competitors who sell and support mid-range accounting systems.  To implement this sales strategy, Numera has begun the process of recruiting resellers or distributors of its software, and has established a reseller in Dallas/Ft. Worth, Texas who has begun sales activities.  The company is actively seeking other distributors around the country.

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

Innova Pure Water, Inc.

Innova currently has rights to over 40 issued or pending patents which are specifically related to consumer water treatment products.   The Company has successfully defended these patents, when necessary, against

On January 24, 2000, Innova brought a patent infringement suit against the Brita Products Company of Oakland, California. On February 26, 2001, this case was settled to the Company’s satisfaction and the Company is currently receiving quarterly royalty payments from Brita Products resulting from the final disposition of the suit.  A non-disclosure agreement is in place in regard to this settlement.

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

Major suppliers have included Continental Plastics, Sarasota, Florida, and Altira, Inc., Miami, Florida.  The dependence on these primary suppliers has at times in the past caused delays in the receipt of component parts.  However, because the component parts are custom made, and the cost of molds to make Innova’s parts are too expensive to have more than one set of molds, it is difficult to create a situation where competitive bidding can be utilized in materials acquisition.  The company is currently developing a plan to utilize plastics manufacturers that have competitive companies in near proximity, and implementing an agreement to keep a back-up manufacturer up-to-date on the company’s molds and requirements, so that an expedited change can be made in the event of a failure of a supplier to perform.

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

EMPLOYEES

As of June 30, 2006, Numera and Desert View had no full-time employees.  The management, administration, and operations of the companies are done by the board of directors and officers of Innova.  The sales of software are done by Numera’s dealers, while maintenance of the system is performed by independent contractors.

As of June 30, 2006, Innova had five full-time employees.  This includes its two executive officers, one administrative and clerical person, one manufacturing person and one person providing accounting support. The manufacturing person is supplemented by contract employees, as required.

ITEM 2.

DESCRIPTION OF PROPERTY

Innova occupies approximately 3,000 feet of air-conditioned office, manufacturing and warehouse space, in good condition and repair, located at 5505 64th Way N., St Petersburg Florida 33709.  The product development laboratory is also located in the building.  The facilities are leased for one year commencing February 1, 2006.  The monthly rent payment for these facilities is approximately $2,000 per month.

The Dallas office of Innova and Numera occupies approximately 500 feet of newly-remodeled air-conditioned office space at 4951 Airport Parkway, Suite 500, Addison Texas 75001, a suburb of Dallas, Texas.  This location houses the operations of the executive, sales, and training functions for Numera, Innova, and the Numera sales distributor. The facilities were leased by the distributor of the Numera software for the Dallas area, and Innova or Numera has no responsibility for payments under the lease.  The company is currently negotiating with the software distributor to pay a nominal month-to-month rental for the use of the space.  It is anticipated that the cost of this facility will be less that $1,000 per month to Innova.

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

Sales Price
	High	Low
FISCAL YEAR ENDED JUNE 30, 2006 Fourth Quarter Third Quarter Second Quarter First Quarter FISCAL YEAR ENDED JUNE 30, 2005 Fourth Quarter Third Quarter Second Quarter First Quarter	0.190 0.100 0.150 0.190 0.080 0.070 0.100 0.140	0.060 0.050 0.050 0.050 0.040 0.040 0.060 0.080

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

As of June 30, 2006 there were approximately 450 beneficial owners of our common stock with 34,804,236 shares outstanding.

ITEM 6.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

IMPORTANT NOTE ABOUT FORWARD-LOOKING STATEMENTS

The following discussion and analysis should be read in conjunction with our audited financial statements as of June 30, 2006 and the notes thereto, all of which financial statements are included elsewhere in this form 10-KSB.  In addition to historical information, the following discussion and other parts of this Form 10-KSB contain forward-looking information that involves risks and uncertainties.  Our actual results could differ materially from those anticipated by such forward-looking information due to factors discussed under "Business" and elsewhere in this Form 10-KSB.

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

SELECTED FINANCIAL DATA

The following financial data is derived from and should be read in conjunction with the "Consolidated Financial Statements and notes thereto.  Information concerning significant trends in the financial condition and results of operations is contained in "Management’s Discussion and Analysis of Financial Condition and Results of Operations."  The selected financial data set forth below reflects only the operations of Numera for the year ended June 30, 2005, because of the election to account for the acquisition of Numera as a Reverse Acquisition.  See Footnote 14 to the Financial Statements.  The results of operations for Innova, DesertView and Numera are included in the June 30, 2006 data.

SELECTED SUMMARY INCOME STATEMENT DATA

	Year Ended June 30
	2006	2005
Total sales revenue	$ 529,800	$ 0
Net loss	(510,400)	(3,100)
Loss per common share – basic	(0.01)	(0.00)
Shares used in per share computation	34,821,942	16,793,620
Loss per common share – assuming dilution	(0.01)	(0.00)
Shares used in diluted computation	34,821,942	16,793,620

SELECTED SUMMARY BALANCE SHEET DATA

June 30, 2006
Total assets	$992,200
Working capital deficit	511,600
Long-term debt	188,900
Stockholders’ equity	194,200

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

Software development costs incurred after technological feasibility and prior to the software being available for sale are capitalized.  On June 30, 2006, the Company had remaining unamortized and unimpaired capitalized software development costs in the amount of $688,000.  The software development costs will be amortized over its estimated useful life of 5 years.  See also Footnote 3 – Significant Accounting Policies in the Financial Statements.

RESULTS OF OPERATIONS

Net Sales

Net sales for the twelve-month period ended June 30, 2006 were $529,800, and for June 30, 2005, were $0.00, based on the sales of Numera alone in keeping with the accounting for the June 27, 2005 acquisition as a Reverse Acquisition of Innova by Numera.

Cost of Sales

For the year ended June 30, 2006, the cost of sales was $112,100, and for June 30, 2005, the cost of sales was $0.00, based on the cost of sales of Numera alone under the method of accounting for Reverse Acquisitions.

Gross profit margin was $417,000 for the year ended June 30, 2006, and $0 June 30, 2005 due to the Reverse Acquisition method of reporting.

Operating Expense

Operating expenses for the year ended June 30, 2006 were $905,000.  For the comparable period in 2005, operating costs amounted to $3,100, due primarily to the presentation of expenses for Numera only.

Other Income and Expense

Other expenses totaled $23,100 for the year ended June 30, 2006. There was no other income or expense for the year ended June 30, 2005.

Income Taxes

Due to the Company’s history of operating losses, management has established a valuation allowance in the full amount of the deferred tax assets arising from these losses, as management believes it is more likely than not that the Company will not generate sufficient taxable income within the appropriate period to offset these operating loss carry forwards.

Net Loss

Net loss for the year ended June 30, 2006 amounted to $510,400, as compared to net loss of $3,100 for the comparable period in 2005.   The loss for the year ended June 30, 2005 was primarily the result of the reporting of only the Numera expenses.

Loss Per Share

For the year ended June 30, 2006, basic and diluted loss per share amounted to $(0.01).  For the comparable period in 2005, basic and diluted loss per share amounted to $(0.00).  The decrease in loss per share is due to the decrease in net loss between the comparable periods.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

For the year ended June 30, 2006, net cash used by operating activities amounted to $197,500, as compared to the $3,100 used by operating activities for the comparable period in 2005.

Investment Activities

There was no cash provided by investing activities for the year ended June 30, 2006, as compared to cash provided by investing activities of approximately $15,600 for the comparable period in 2005.  The cash provided in 2005 was provided by the acquisition of other companies, and no such event occurred in 2006.

Financing Activities

The Company borrowed a net of $261,200 during the year ended June 30, 2006, and exchanged common stock for a reduction in debt of $46,500.  The company also rescinded a sale of stock recorded in 2005 in the amount of $112,000, which reduced the net cash from financing activities for 2006 to $195,700, as compared to $3,500 provided by financing activities for the year ended June 30, 2005.

As shown in the accompanying financial statements, we incurred a net loss of $510,400 during the year ended June 30, 2006 and as of that date; our working capital deficit was $511,600.  Therefore, our ability to continue as a going concern is uncertain.  We expect to incur significant losses in the future.  As a result, we will need to generate significant revenues to achieve profitability and may never achieve profitability.

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

As of June 30, 2006 we are current on our accounts with our major bottle supplier and molded parts supplier.  To date we have not experienced any difficulty in securing the necessary raw materials from these or other vendors.  However, if we fail to make current payments or if our vendors require satisfaction of outstanding obligations to fulfill new orders our operations could be adversely affected.

We are in continuous discussions with new prospective strategic alliance partners.  However, there is no assurance we will enter into any new alliances in fiscal 2007.  The relationship with Sawyer in the future, due to the pending litigation matter, is unknown at this point.

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

Our planned expansion of Numera and DesertView is expected to substantially change our financing activities and needs during fiscal 2007.  We believe that  DesertView and Numera will provide us the opportunity to generate additional revenues next year.  Management also believes that the addition of DesertView and Numera has increased our chances of securing outside capital to meet our future capital requirements.  However, there is no assurance that we will be able to attract such capital or if we do attract such capital that it will be on favorable terms.

INFLATION

We believe that the impact of inflation and changing prices on our operations since the commencement of our operations has been negligible.

SEASONALITY

The company does not deem its revenues to be seasonal.

ITEM 7.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Financial Statements

Years Ended June 30, 2006 and 2005

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

Consolidated Statements of Changes in Stockholders' Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Innova Pure Water, Inc. and subsidiaries

Dallas, Texas

We have audited the accompanying consolidated balance sheet of Innova Pure Water, Inc. and subsidiaries, (the Company) as of June 30, 2006 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the two years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Innova Pure Water, Inc. and subsidiaries at June 30, 2006, and the consolidated results of their operations and cash flows for the years ended June 30, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company has negative working capital of $511,600 as of June 30, 2006 and has incurred substantial operating losses resulting in an accumulated deficit of $3,828,500.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Turner, Stone & Company, LLP

Certified Public Accountants

October 31, 2006

Innova Pure Water, Inc. and Subsidiaries

Consolidated Balance Sheet

June 30, 2006

Assets
Current assets
Cash	$ 14,200
Accounts receivable, trade	62,200
Inventories	21,100
Total current assets	97,500

Property and equipment, net of accumulated depreciation of $12,600	0

Other assets:
Computer software, net of accumulated amortization of $179,000	688,000
Patents, net of accumulated amortization of $120,400	41,300
Goodwill	160,100
Other	5,300
Total other assets	894,700

$ 992,200

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable, trade	$ 267,600
Accrued expenses	49,000
Due to related party	12,500
Line of credit, related party	240,500
Advances, shareholders	3,500
Deferred revenue	36,000
Total current liabilities	609,100

Long-term liabilities:
Note payable, net of unamortized discount of $11,100	188,900

Stockholders’ equity:
Preferred stock; $.001 par value; 2,000,000 shares authorized:
0 shares issued and outstanding	-
Common stock; $.0001 par value; 50,000,000 shares authorized:
34,804,236 shares issued and outstanding	3,500
Capital in excess of par value	4,032,100
Accumulated deficit	(3,828,500)
Treasury stock, at cost; 500 shares	(12,900)

Total stockholders’ equity	194,200

$ 992,200

The accompanying notes are an integral part of the consolidated financial statements.

Innova Pure Water, Inc. and Subsidiaries

Consolidated Statements of Operations

     Year Ended June 30,

     2006

    2005

Sales

$

529,800

$

0

Cost of sales

112,100

0

Gross profit

417,700

0

Operating expenses:

Selling expenses

65,000

 0

General and administrative expenses

840,000

3,100

905,000

3,100

Loss from operations

(487,300)

(3,100)

Other (income) expenses:

Interest, net

27,100

0

Royalties and other income

(4,000)

0

23,100

0

Loss before provision for income taxes

(510,400)

(3,100)

Provision for income taxes

-

-

Net loss

$

(510,400)

$

(3,100)

Loss per common share

$

(0.01)

$

   (0.00)

Weighted average number of common shares outstanding

34,821,942

 16,793,620

The accompanying notes are an integral part of the consolidated financial statements.

Innova Pure Water, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity

Years Ended June 30, 2006 and 2005

         Capital In

                               Common Stock           Excess Of       Accumulated         Treasury

                         Shares           Amount       Par Value              Deficit

         Stock                 Total

Balance, June 30, 2004                     16,700    $ 3,536,000

   $ (3,315,000)      $          -          $   221,000

Convert debt to equity

       628,800

628,800

Issuance of common stock

In reverse merger

        32,042,500      (4,161,600)     3,970,400                                   (12,900)        (204,100)

Issuance of common stock

DesertView acquisition                 2,500.000                300         127,200                                                           127.500

Net loss

              (3,100)

  (3,100)

Balance, June 30, 2005

        34,559,236

           3,500        4,097,600       (3,318,100)         (12,900)         770,100

Issuance of common stock

for legal services rendered              545,000                                   46,500                                                           46,500

Rescission of stock and

issuance of $112,000 Note

            (300,000)

                             (112,000)                                                       (112,000)

Net loss

                      (510,400)                               (510,400)

Balance, June 30, 2006

      34,804,236    $         3,500    $4,032,100

     $(3,828,500)       $  (12,900)     $  194,200

The accompanying notes are an integral part of the consolidated financial statements.

Innova Pure Water, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

       Year Ended June 30,

        2006

        2005

Operating activities

Net loss

$

(510,400)

$

(3,100)

Adjustments to reconcile net loss to net cash used

in operating activities:

Depreciation and amortization

302,500

0

Amortization of note payable discount

12,200

Common stock issued for services

           46,500

(Increase) decrease in:

Accounts receivable

(45,300)

0

Inventories

44,900

 0

Other assets

2,000

(Decrease) increase in:

Accounts payable and accrued expenses

142,800

0

Deferred revenue

(73,800)

0

Total adjustments

384,100

0

Net cash provided by operating activities

(126,300)

(3,100)

Investing activities

Cash acquired in acquisition

0

15,600

Net cash provided by investing activities

0

15,600

Financing activities

Advances from shareholders

                   0

3,500

Line of credit, related party                                                                                       124,500

0

Net cash provided by financing activities

        124,500

            3,500

Net increase (decrease) in cash

(1,800)

16,000

Cash, beginning of year

16,000

0

Cash, end of year

$

14,200

$

16,000

Supplemental disclosure of non-cash activities:

Fair value of assets acquired from current year acquisitions

$

$      429,300

Fair value of common stock issued as consideration for acquisitions

   76,500

Liabilities assumed from current year acquisitions

                                        (505,800)

Settlement of debt for common stock

 628,784

Software costs acquired through debt

 628,784

Rescission of 300,000 shares of common stock and assumption

                   of line of credit, related party

        112.,000

The accompanying notes are an integral part of the consolidated financial statements.

        Innova Pure Water, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended June 30, 2006 and 2005

1.

Nature of Operations

Innova Pure Water, Inc. (the Company) was incorporated in Florida in 1985 for the purpose of developing, manufacturing, and marketing proprietary, state-of-the-art, effective, and economical in-the-house and portable water purification products. The corporate headquarters is located in Clearwater, Florida.  Sales are to both wholesale and retail markets throughout the United States, principally on credit and primarily through strategic alliances.  Sales are also made to distributors in several foreign countries.

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

For the year ended June 30, 2006, revenues were $529,800. For the year ended June 30, 2005, there were no revenues from operations.

For the year ended June 30, 2006 sales to major customers in dollar amounts and as a percentage of gross revenues are as follows:

Nikken, Inc.

$ 145,800

27%

The loss of this customer would have a materially adverse impact on our financial position.

The Company currently holds numerous patents assigned to it by a stockholder, in the field of water treatment and has additional domestic and foreign patents pending.  The Company continues to pursues a product development program with the goal to provide its strategic partners with unique competitive advantages.

Innova Pure Water, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended June 30, 2006 and 2005

2.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.  However, the Company has sustained substantial operating losses in recent years.  Further, for the year ended June 30, 2006, the Company had negative working capital of $511,600, a net loss of $510,400 and has incurred substantial net losses in the previous years resulting in an accumulated deficit of $3,828,500. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The following unaudited pro forma information is presented as if the acquisitions of Innova and DesertView had occurred on July 1, 2003, the beginning of the earliest period presented:

	Year Ended
	June 30, 2006	June 30, 2005
Total revenues	$529,800	$0
Net loss applicable to common stock	$(510,400)	$(3,100)
Loss per share:
Basic	$(.01)	$(.00)
Diluted	$(.01)	$(.00)

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

Years Ended June 30, 2006 and 2005

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

Trade accounts receivable also include $18,800 which relates to consulting services.  Based on management’s review of accounts receivable, all accounts as of June 30, 2006 are collectible, and no allowance has been made for doubtful accounts

Property and equipment

Property and equipment are recorded at cost.  Depreciation is calculated by the straight-line method over the estimated useful lives of the assets, ranging generally from 2 to 10 years.  Additions to and major improvements of property and equipment are capitalized.  Repair and maintenance expenditures are charged to expense as incurred. As property or equipment is sold or retired, the applicable cost and accumulated depreciation are eliminated from the accounts and any gain or loss is recorded.  Depreciation expense amounted to approximately $3,100 and $0 for the years ended June 30, 2006 and 2005, respectively.

Impairment or disposal of long-lived assets

The Company has adopted Statement of Financial Accounting Standards Board No. 144 (SFAS No. 144), “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses the financial accounting and reporting for the impairment of long-lived assets, excluding goodwill and intangible assets, to be held and used or disposed of.  The adoption of SFAS No. 144 did not have an impact on the Company’s consolidated financial position or results of operations.  In accordance with SFAS No. 144, the carrying values of long-lived assets are periodically reviewed by the Company and impairments would be recognized if the expected future operating non-discounted cash flows derived from an asset were less than its carrying value and if the carrying value is more than the fair value of the asset.  Numera recorded $2,988,500 in Impairment Costs on June 30, 2004, as the result of an analysis by management as to the fair value of the software. As of June 30, 2006, the Company has not identified any other asset impairments.

Intangible assets and amortization

Patents, acquired in the reverse merger with Innova (Note 1), are included in other assets in the accompanying consolidated balance sheet and are being amortized over their estimated useful life of five years.  Amortization on Patents amounted to $120,500 for the year ended June 30, 2006.  No amortization was recognized during the years ended June 30, 2005, due to the fact that only expenses related to Numera were reflected in the Consolidated Statements of Operations

Innova Pure Water, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended June 30, 2006 and 2005

Amortization expense for the next five years is estimated as follows:

                              2007              2008            2009              2010           2011

Patents          $  18,700      $  10,500    $    6,100      $    3,900        2,100

Software            174,000         174,000       174,000         174,000     166,000

Total              $ 197,700     $ 189,500    $ 185,100     $ 182,900     168.100

Goodwill consists of the excess of cost over the fair value of net assets acquired in business combinations

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

Loss per share

The Company records shares of common stock as outstanding at the time the Company becomes contractually obligated to issue shares.  As of June 30, 2005, the Company has 34,804,236 shares outstanding.

Basic loss per share is calculated by dividing net loss by the average number of common shares outstanding during the year. Diluted loss per common share is calculated by adjusting outstanding shares, assuming conversion of all potentially dilutive stock options. At June 30, 2006 and 2005, there were no dilutive instruments outstanding

Stock based compensation

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

Innova Pure Water, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2006 and 2005

Pro forma information regarding net loss and net loss per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its stock options under the fair value method of SFAS No. 123.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model.  During fiscal year ended June 30, 2006, no options were granted.   The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No 123, to stock-based employee compensation.

	2006	2005
Net loss, as reported	$(510,400)	$(3,100)

Deduct: Additional stock based employee compensation expense determined under fair value based methods for all awards, net of taxes

Pro forma net loss	$(510,400)	$(3,100)

Net loss per share:
As reported	$(.01)	$(.00)
Pro forma	$(.01)	$(.00)

Capitalized software development costs

In accordance with Statements of Financial Accounting Standards (“SFAS”) No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, all costs incurred to establish the technological feasibility are research and development costs and charged to expense when incurred.  Software development costs incurred after technological feasibility and prior to the software being available for sale are capitalized.  The Company has capitalized software development costs in the amount of $867,000, against which amortization was taken in the year ending June 30, 2006 in the amount of $179,000, for a net of $688,000.  The Company concluded that the software was marketable as of July 1, 2006. At that time, the Company began amortizing the software over its estimated useful life of 5 years.  See Intangible Assets and Amortization above for more information.

4.

Inventories

Inventories consist of raw materials valued at $21,100 at June 30, 2006.

Innova Pure Water, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2006 and 2005

5.

Property and Equipment

Property and equipment consist of:

    June 30, 2006

Office furniture and equipment

$      9,700

Machinery and equipment

       2,900

     12,600

Less:

Accumulated depreciation

      12,600

$            0

1.

Related Party Transactions

On July 18, 2005, the Company entered into a loan arrangement with Filmbanc, Inc., a company affiliated with a shareholder, whereby Filmbanc would advance sums to the Company as needed for operations, and accrue interest at the rate of 15% per annum.  Between July 18, 2005 and June 30, 2006, Filmbanc advanced cash to the Company in the amount of $256,300.  In addition to direct cash advances, Filmbanc made payments directly to vendors of the Company in the amount of $29,800, for a total of $273,500.  The Company made payments to Filmbanc on this indebtedness during the year in the amount of $45,600, leaving a balance as of June 30, 2006 of $240,500.  Accrued interest of approximately $28,000 is included in accrued expenses at June 30, 2006.  Accounts receivable and inventories are pledges as collateral for this note.

In conjunction with the acquisition of Desert View, on June 27, 2005, the Company acquired an account payable in the amount of $12,500 to Trinity Technology, which is owned by the son of the President of the Company.  No activity occurred on this account during 2006.

On December 10, 2004, $21,000 was advanced to Numera Software Corporation by a shareholder.  Payments were made on this indebtedness by the Company totaling $18,500 prior to June 30, 2005, leaving a balance due to shareholders at that date of $3,500.  No advances or payments took place on this indebtedness during the year ended June 30, 2006.

On June 27, 2005, in conjunction with the acquisition of Desert View Management Services, a related party loan in the amount of $4,000 was acquired by the Company, and the remaining balance on that indebtedness at June 30, 2005 was $4,000.  During the year ending June 30, 2006, Desert View provided consulting services to this creditor in the amount of $4,000, and the debt was cancelled.

During the year ending June 30, 2006, Numera Software Corporation entered into a relationship with Sys2Go, Inc. whereby Sys2Go, which is owned by the son of a shareholder of the Company, became a distributor of software for Numera.  In conjunction with this agreement, Sys2Go performed consulting and training services for Numera for which fees accrued to Sys2Go in the amount of $61,000, which fees were unpaid as of June 30, 2006.  In addition, Sys2Go sold software during the year, and is indebted to Numera in the amount of $43,300 for license fees in conjunction with these software sales as of June 30, 2006.  The net amount owing to Sys2Go as a result of these activities as of June 30, 2006 is $17,700,

2.

Note Payable

On March 26, 2002, the Company received proceeds of $400,000 in exchange for a note payable. The note payable is payable in five years at zero percent interest and is unsecured.  In connection with the payable, the Company issued 1,200,000 stock options valued at $180,000 using the Black Scholes method, and is recorded as a discount on the note payable.  During the year ended June 30, 2004, the Company entered into an agreement to issue a non-exclusive right to a patent in satisfaction of $200,000 of the note payable and cancellation of 800,000 common stock options.  As a result of the cancellation of options, the unused value of these options was charged against additional paid in capital.  There were no further advances during the current year, and the balance outstanding on this note as of June 30, 2005, net of the unamortized discount in the amount of $11,900, is $188,900.

As stated in Note 6 - Related Party Transactions, the Company borrowed $273,500 from Filmbanc, Inc. during the year and repaid $45,600, leaving a balance on June 30, 2006 of $240,500.  This note has an interest rate of 15% per annum and has accrued interest in the amount of $28,000 at year end.  The note is secured by accounts receivable and inventory.

As reported in Note 6 – Related Party Transactions, there was no activity during the year ending June 30, 2006 on a shareholder advance of $3,500.

As reported in Note 6 – Related Party Transactions, there was no activity during the year ending June 30, 2006 on a related party account in the amount of $12,500.

Innova Pure Water, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2006 and 2005

8.

Lease Commitments

The Company rents its operating facilities under a non-cancelable operating lease expiring in March 2007 which provides for monthly rental and operating cost escalations.

The following is a schedule by year of future minimum rental payments required under these leases as of June 30, 2006:

Year Ending

   June 30,

2007

$18,000

Rent expense amounted to approximately $20,700 and $0 for the years ended June 30, 2006 and 2005, respectively.

9.

Income Taxes

The Company has incurred significant operating losses since its inception that have been carried forward for income tax purposes and, therefore, no tax liabilities have been incurred for the years presented.  These operating losses and other timing differences give rise to a deferred tax asset and are as follows:

2006

Deferred tax asset:

   Amortization

$     267,600

   Deferred revenue

14,000

   Loss carryforward

2,230,000

Net deferred tax asset

2,512,200

Allowance

   (2,512,200)

$

-

Differences between the federal benefit computed at a statutory rate of 34% and the Company’s effective tax rate and provision are as follows:

2006

2005

Statutory benefit

$

(173,500)

$

(1,200)

State tax benefit, net of federal effect

(20,400)

(100)

Officers Life Insurance

0

Non-deductible expenses

0

Increase in deferred income tax valuation allowance

193,900

1,300

$

-

$

-

Innova Pure Water, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2006 and 2005

The Company has available at June 30, 2006 approximately $5,575,400 of unused operating loss carryforwards that may be applied against future taxable income, which would reduce taxes payable by approximately $2,000,000 in the future.  These operating loss carryforwards began expiring June 30, 1991.  Income tax benefits resulting from the utilization of these carryforwards will be recognized in the year in which they are realized for federal and state tax purposes. Approximately $64,000 of the unused net operating loss carryforwards expired in the fiscal year ended June 30, 2005.

The Company has provided a full valuation allowance related to the realizability of the deferred tax asset. The valuation allowance is based on evidence that the deferred tax asset will more likely than not, not be realized. Such valuation allowance may be increased or decreased in the future based on the likelihood of achieving future taxable earnings.

  10.

 Preferred Stock

Effective October 24, 1996, the Board of Directors authorized 2,000,000 shares of preferred stock with a par value of $.001 per share.  The Board of Directors is authorized to issue the preferred stock in series and to fix, in the manner and to the full extent provided and permitted by law, the rights, preferences, and limitations of each series of preferred stock.  At June 30, 2006, there were no shares of preferred stock issued or outstanding.

11.

Stock Options and Warrants

On April 22, 1999, the Company adopted the “1999 Stock Option Plan.”  Under the plan, options to issue up to 1,000,000 shares of the Company’s common stock may be granted.  The option price shall not be less than the greater of $.50 per share or 100 percent of the fair market value of the underlying common stock on the date of grant.  As of June 30, 2006, 100,000 options were outstanding under the plan at $.50 per share. These options expire in 2010.

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

Years Ended June 30, 2006 and 2006

200,000 warrants may be converted into 200,000 shares of Innova stock at $.50

200,000 warrants may be converted into 200,000 shares of Innova stock at $.75

As of June 30, 2006, none of these options have been exercised.

During the years ended June 30, 2006 and 2005, the Company did not issue any options.

The following is a summary of stock option activity during 2006 and 2005:

               1999

   Stock Option Plans

             Other

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

400,000

$.63

Innova Pure Water, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2006 and 2005

The following table summarizes the status of options outstanding at June 30, 2006:

              Outstanding Options

   Exercisable Options

 Weighted

 Weighted

   Average

  Average

 Remaining

 Remaining

Exercise

Contractual

Contractual

 Price

Number

      Life

Number

      Life

Other Options

$.50

200,000

 1.74 years

200,000

1.74 years

 Other Options

$.75

200,000

 1.74 years

200,000

1.74 years

1999 Stock Option Plan

$.50

100,000

 3.75 years

100,000

3.75 years

12.

Royalties and Other Income

There was no royalty or other income for the years ending June 30, 2006 and 2005.

   13.

Legal Issues and Contingencies

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

Years Ended June 30, 2006 and 2005

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

The Company is delinquent in its payroll tax and federal tax filings.

Innova Pure Water, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2006 and 2005

1.

Restatement

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

As a result, the accompanying Consolidated Statements of Income, and Consolidated Statements of Cash Flow, and Consolidated Statements of Stockholders’ Equity as of June 30, 2005 were restated to reflect the appropriate reverse acquisition accounting method.

15.

Segment information

The Company had only one reportable segment during 2005. For 2006, the following chart provides a report of the three segments of the company.

	Manufacturing	Software		Consulting		Total

Revenue	$325,100		$43,300	$161,400		$529,800

Interest expense, net	$25,300		$0		$1,800	$27,100

Depreciation and amortization	$123,400		$179,000		$100	$302,500

Net (loss) income	$(333,800)		$(190,800)		$14,200	$(510,400)

Property and equipment, net of	$0		$0		$0	$0
Accumulated depreciation

Computer software, net of	$	$ 688,000				$688,000
accumulated amortization

Goodwill	$160,100	$		$		$160,100

Patents, net of accumulated amortization	$41,300	$		$		$41,300

Segment assets	$238,400		$732,200		$21,600	$992,200

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

During FY 2004-2005, and through July 7, 2005, the Innova did not consult with Turner Stone regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company’s financial statements, or any other matter that was either the subject of disagreement or identified in response to Item 304(a)(1)(iv) of Regulation S-B.

ITEM 8A.

CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of June 30, 2005.  Based on this evaluation, our principal executive officer and principal financial officer must determine whether or not our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to Innova Pure Water, Inc., and was made known to them by others within those entities, particularly during the period when this report was being prepared.

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

Our auditor’s inability to examine the effectiveness of our internal controls over financial reporting may have a material adverse effect on the value of our securities.  If our auditors identify significant control deficiencies we will attempt to eliminate such deficiencies.  However, there is no assurance we will be able to eliminate such deficiencies on a timely and cost efficient basis within the required regulatory and legal timeframes.

Disclosures Related to the Filing of Restated Form 10-KSB for June 30, 2005.

The management of Innova and its two subsidiaries, subsequent to the acquisition on June 27, 2006, was required to evaluate the details of the transactions to determine the appropriate accounting treatment.  After diligent study of the facts and consultation with accounting specialists, the officers and directors of the company made the decision to treat Innova Pure Water, Inc. as the acquiring entity based on the following facts and interpretations:

1.

Shareholders of Numera only received approximately 48% of the ownership of the company after the acquisitions.

2.

Only two of the seven directors elected after the acquisitions were previously shareholders, officers, or directors of Numera.

3.

None of the officers nor the Chairman of the Board of Directors elected after the acquisitions were previously shareholders, officers, or directors of Numera.

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

Disclosures Related to Internal Control for Form 10-QSB for Quarter ended December 31, 2005

During the quarter ended December 31, 2005, the outsourced record-keeping service that the Company used to complete the Company’s filings had a computer failure.  As a result, the Company could not access the information required to properly and timely complete its formal submittal within the time period required.

The Company’s outsourced record-keeping service was able to recreate the Company’s electronic accounting records and begin the report submittal process.  Re-creation of accurate bookkeeping records resulted in adjustments being made during the review, and due to the number of adjustments discovered, the auditors believed that there was a material weakness in the internal control structure.  Upon recognition of that weakness, both the company’s management and its auditors examined the financial statements and determined that the financial statements are materially correct at December 31, 2005.

Standard and normal daily procedural controls that were not maintained during the time of the accounting software failure were controls within the outsourced record-keeper’s system.  However, the Company determined that it had not adequately protected its interests and obligations by implementing its own procedures and controls over the outsourced entity.  The Company realized that the processes and procedures required to assure control over a catastrophic failure of systems information were not in place.  The Company then measured the outsourced record-keeping entity’s ability to continue servicing the Company’s needs and based on that assessment, immediately required that they implement changes in their controls, procedures and accounting software and hardware in order to avoid reoccurrences of the same issue in the future.  The Company’s current procedures require redundant backups of electronic information systems, as well as the establishment of timelines for gathering of data required for accurately and timely submittal of required reporting forms.

Also in response to the outsourced record-keeper’s software failure event, management implemented a business continuity plan, while continuing its daily procedural and monitoring controls that were previously standard practice prior to the computer failure.  The Company understands that the outsourced record-keeping service has taken corrective measures to monitor its operations.  However, the Company has and will continue to develop and implement procedures and timelines that will enable it to monitor the progress of all information required to meet its internal requirements and its SEC reporting requirements.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of March 31, 2006, and again as of June 30, 2006.  Based on this evaluation, and the improvements made in the procedures as stated in this Item 8, our principal executive officer and principal financial officer determined that our disclosure controls and procedures were now effective, and that the re-occurrence of the events of the quarter ending December 31, 2005 would be prevented by the controls now in place.

PART III

ITEM 9.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information with respect to each person who is a director or an executive officer of the Company as of June 30, 2006.  The information set forth in this table reflects the effects of the Stock Acquisition Agreements entered into with Numera and DesertView on June 27, 2005.

Name	Age	Position
John E. Nohren, Jr. Rose C. Smith David Paul Condra Jim R. Davisson John L. Finan Randal McClanahan David L. Zich	75 55 60 60 64 45 55	Chairman of the Board, Director Director Director Director, Chief Financial Officer, Treasurer, Secretary Director Director Director, President

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

During fiscal year ended 2006 our Board of Directors held no meetings at which all Directors were present.  We did not have a separate compensation, audit or nominating committee during fiscal year ended June 30, 2006.  We currently do not compensate any of our Directors for serving on our Board.  We intend to adopt compensation packages for our Board members during fiscal 2007 and establishing a compensation committee during fiscal year ended 2007.  Until such date our entire Board of Directors shall serve as the compensation committee.

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

We intend to post the Code of Ethics and related amendments or waivers, if any, on our website at www.innovapurewater.com.  Information contained on our website is not a part of this report.  Copies of our Code of Business Conduct and Ethics will be provided free of charge upon written request to Mr. Jim R. Davisson, 4951 Airport Parkway, Suite 500, Addison, Texas.

ITEM 10.

EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

There was no compensation paid or accrued by the Company for the fiscal years ended June 30, 2006 and June 30, 2005 to or for the account of any of the officers or directors

EMPLOYMENT AND OTHER AGREEMENTS

The company currently does not have any written employment agreements with our Executive Officers.  The company plans to enter into written compensatory arrangements with its Executive Officers during fiscal year end 2007.

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

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES

The information provided in the table below provides information with respect to each exercise of stock options during fiscal 2006 and fiscal 2005 by each of the executive officers named in the summary compensation table and the fiscal year end value of unexercised options.

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

ITEM 14

PRINCIPAL ACCOUNTANT FEES AND SERVICES

COMPENSATION OF AUDITORS

Compensation paid to auditors during the year ended June 30, 2006 totaled $41,000.  An additional $10,200 was accrued during 2006 but remained unpaid at the end of the year.

There was no compensation accrued or paid to auditors during the year ended June 30, 2005.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOVA PURE WATER, INC

Dated:

  October 31, 2006

By:/s/ David L. Zich___________

President,

Director

Dated:

  October 31, 2006

By:/s/ Jim R. Davisson____________

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