Form 10QSB
period 2006-09-30
INNOVA PURE WATER INC /FL/
filed 2006-11-21
CIK 791994

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2006

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

4951 Airport Parkway, Suite 500,  Addison, Texas 75001

(Address of Principal Executive Offices)

(972) 980-0486

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

There were 34,804,236 shares of the Registrant’s $.0001 par value common stock outstanding as of September 30, 2006.

Transitional Small Business Format (check one)    Yes  ☐    NO  ☒

Part I

Financial Information

Innova Pure Water, Inc.

Three Months Ended

September 30, 2006 and 2005 (Unaudited)

Item 1.	Consolidated Financial Statements
Consolidated Balance Sheet for September 30, 2006 (Unaudited)

Consolidated Statements of Operations for the Three Months Ended September 30, 2006 and 2005 (Unaudited)

Consolidated Statement of Changes in Stockholders’ Equity for the Three Months Ended September 30, 2006 (Unaudited)

Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2006 and 2005 (Unaudited)

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

Signatures

Innova Pure Water, Inc. and Subsidiaries
Consolidated Balance Sheet
September 30, 2006
(Unaudited)
Assets
Current assets:
Cash	$ 40,700
Accounts receivable, trade	61,700
Other receivables	500
Inventories	44,900
Total current assets	147,800

Property and equipment, net of accumulated depreciation of $9,500	0

Other assets:
Computer software, net of accumulated amortization of $223,700	643,300
Patents, net of accumulated amortization of $125,200	36,500
Goodwill	160,100
Note receivable, related party	6,200
Other	5,300
Total other assets	851,400
$ 999,200
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable, trade	$ 328,000
Accrued expenses	61,100
Advances, shareholders	8,300
Notes payable, related parties	302,900
Deferred revenue	69,300
Total current liabilities	769,600

Note payable net of unamortized discount of $11,100	188,900

Stockholders' equity:
Preferred stock; $.001 par value; 2,000,000 shares authorized;
0 shares issued and outstanding
Common stock; $.0001 par value; 50,000,000 shares authorized;
34,804,236 shares issued and outstanding	3,500
Capital in excess of par value	4,032,100
Accumulated deficit	(3,982,000)
53,600
Treasury stock, at cost; 500 shares	(12,900)
Total stockholders' equity	40,700
$ 999,200

The accompanying notes are an integral part of the consolidated financial statements.

Innova Pure Water, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	September 30

	2006	2005

Net sales	$ 114,900	$ 139,900
Cost of sales	26,200	67,600

Gross Profit	88,700	72,300

Operating expenses:
General and administrative expenses	231,400	161,500

Net loss from operations	(142,700)	(89,200)

Other (income) and expenses:
Interest expense	10,800	3,000
Royalties and other income	0	(31,600)

	10,800	(28,600)

Net loss	$ (153,500)	$ (60,600)

Loss per common share	$ 0.00	$ 0.00

Weighted average number of common shares	34,804,236	34,559,236
outstanding

The accompanying notes are an integral part of the consolidated financial statements

Innova Pure Water, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders’ Equity
Three Months Ended September 30, 2006
(Unaudited)

	Common	Stock	Excess of	Accumulated	Treasury
	Shares	Amount	Par Value	Deficit	Stock	Total

Balance, June 30, 2006	34,804,236	$3,500	$4,032,100	$(3,828,500)	$(12,900)	$194,200

Net loss				(153,500)		(153,500)

Balance, Sept. 30, 2006	34,804,236	$3,500	$4,032,100	$(3,982,000)	$(12,900)	$ 40,700

The accompanying notes are an integral part of the consolidated financial statements.

Innova Pure Water, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended September 30
	2006	2005

Operating activities

Net loss	$ (153,500)	$ (60,600)

Adjustments to reconcile net loss to net cash used
by operating activities:
Depreciation and amortization	49,400	33,800
Amortization of note payable discount	0	3,000
(Increase) decrease in:
Accounts and other receivables	0	(101,500)
Inventories	(23,800)	51,800
(Decrease) increase in:
Accounts payable and accrued expenses	72,500	39,900
Deferred revenue	33,300	(29,900)
Total adjustments	131,400	(2,900)
Net cash used by operating activities	(22,100)	(63,500)

Financing activities
Loans to related parties	(6,200)
Line of credit advances, related parties	54,800	70,100
Net cash provided by financing activities	48,600	70,100

Net increase in cash	26,500	6,600

Cash, beginning of period	14,200	16,000

Cash, end of period	$ 40,700	$ 22,600

Supplemental disclosures of cash flow information and noncash financing activities:

Capitalization of Software Development Costs	$ 0	$ 18,300

The accompanying notes are an integral part of the consolidated financial statements.

Innova Pure Water, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Three Months Ended September 30, 2006 and 2005 (Unaudited)

1. Consolidated Financial Statements

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three month periods ended September 30, 2006 and 2005, (b) the financial position at September 30, 2006, and (c) cash flows for the three-month periods ended September 30, 2006 and 2005, have been made.

The unaudited consolidated financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes of the Company for the fiscal year ended June 30, 2006. The results of operations for the three-month period ended September 30, 2006 are not necessarily indicative of those to be expected for the entire year.

2. Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses in recent years. The Company has incurred an additional loss of $153,500 for the three month period ended September 30, 2006, which increased the Company’s accumulated deficit to $3,982,000. The Company also has negative working capital of approximately $621,800 as of September 30, 2006. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Innova Pure Water, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Three Months Ended September 30, 2006 and 2005 (Unaudited)

3. Contingencies

Innova has recently concluded a patent infringement lawsuit entitled Innova Pure Water, Inc., Plaintiff v. Safari Water Filtration Systems, Inc. d/b/a Safari Outdoor Products, Defendant; Case No. 99-1781-Civ-T-23F filed by the Company on August 4, 1999. The case was filed with the U.S. District Court, Middle District of Florida, Tampa Division. The Company has claimed patent infringement of U.S. Patent 5,609,759 on the part of the defendants. On December 16, 2003, the court ruled in favor of Safari. Innova filed an appeal with the United States Court of Appeals, case No. 04-1097, who, on August 11, 2005, reversed the lower courts decision. The case was remanded back to the Circuit Court on September 1, 2005 to find on any remaining issues. Innova filed for a summary judgment or the prompt setting of a trial date. On September 30, 2006, the Court issued an Order granting Innova's motion for a summary judgment. The Court adjudged that Innova's U.S. Patent 5,609,759 is valid and enforceable and that claims set forth in said patent were infringed upon by products made, used, sold or offered for sale by Safari. Safari was permanently enjoined from making, using, selling or offering for sale in the United States any product covered under the patent's claims as more fully set forth in the Order. Management of the Company believes the entry of this Order will have significance against other parties who may be infringing upon the Company's products and services.

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

4. Stock and Stock Options

Stock-based compensation to non-employees is valued using the Black-Scholes option pricing model. During the periods ended September 30, 2006 and 2005, the Company did not grant any stock options.

Innova Pure Water, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Three Months Ended September 30, 2006 and 2005 (Unaudited)

5. Segment Reporting

The Company has two reportable segments for the three months ended September 30, 2006: Manufacturing and Software. The Company had three reportable segments for the same period ended September 30, 2005. The Company has consolidated the accounting for the Software and Consulting segments effective July 1, 2006, in order to cut operating expenses and to increase revenues by creating competition between consulting and software personnel. Therefore, for the three months ended September 30, 2006 the Company has included reporting on two segments, and has restated the reporting on three segments for the same period in 2005 into two segments for comparison purposes.  For further information and comparison, the previously separated data presented in 2005 is detailed in the narrative information on the segments.

Segment Report for the Three Months Ended September 30, 2006

Software &
	Manufacturing	Consulting	Total

Net sales	$ 72,600	$ 42,300	$ 114,900

Interest, expense, net	$ 9,600	$ 1,200	$ 10,800

Depreciation and amortization	$ 4,600	$ 44,800	$ 49,400

Net income (loss)	$(118,900)	$ (34,600)	$(153,500)

Property and equipment, net of
accumulated depreciation	$ 0	$ 0	$ 0

Computer software, net of
accumulated amortization	$ 0	$ 643,300	$ 643,300

Goodwill	$ 160,100	$ 0	$ 160,100

Patents, net of accumulated
amortization	$ 36,500	$ 0	$36,500

Segment asset	$ 275,900	$ 723,300	$ 999,200

Innova Pure Water, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Three Months Ended September 30, 2006 and 2005 (Unaudited)

Segment Report for the Three Months Ended September 30, 2005

Software &
	Manufacturing	Consulting	Total

Net sales	$ 99,700	$ 40,200	$ 139,900

Interest, expense, net	$ 3,000		$ 3,000

Depreciation and amortization	$ 33,800		$ 33,800

Net income (loss)	$ (84,800)	$ 24,400	$ (60,600)

Property and equipment, net of
accumulated depreciation	$ 3,100		$ 3,100

Computer software, net of
accumulated amortization		$ 885,300	$ 885,300

Goodwill	$ 160,100		$ 160,100

Patents, net of accumulated
amortization	$ 128,000		$ 128,000

Segment asset	$ 243,500	$1,094,800	$1,338,300

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

Innova cautions readers that in addition to important factors described elsewhere, the following important facts, among others, sometimes have affected, and in the future could affect, the Company’s actual results, and could cause the Company’s actual results during 2007 and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, Innova.

INCOME STATEMENT DATA

	Three Months Ended September 30,
	2006	2005
Total revenue	$114,900	$139,900

Net loss	$(153,500)	$(60,600)

Loss per common share—basic	$(.00)	$(.00)

Shares used in per share computation	34,804236	34,559,236

BALANCE SHEET DATA

September 30, 2006
Total assets	$999,200

Working capital	$(622,100)

Long-term debt	$(188,600)

Stockholders’ equity	$40,700

This Management's Discussion and Analysis and Plan of Operation presents a review of the consolidated operating results and financial condition of the Company for the three month periods ended September 30, 2006 and 2005. This discussion and analysis is intended to assist in understanding the financial condition and results of operations of the Company and its subsidiaries. This section should be read in conjunction with the consolidated financial statements and the related notes.

RESULTS OF OPERATIONS

The Company owns two subsidiaries that operated in the Manufacturing segment and the Software and Consulting segment during the three months ended September 30, 2006.  During the three months ended September 30, 2005, there were three segments, the Software and Consulting being separate segments.  The Company consolidated the accounting for the Software and Consulting segments effective July 1, 2006 to better utilize the resources of the two segments to enhance growth and minimize costs. To facilitate the readers understanding of the Company's financial performance, this discussion and analysis is presented on a segment basis.

MANUFACTURING SEGMENT

The manufacturing segment, Innova Pure Water, Inc. (“Innova”) generates its revenues from designing, developing and manufacturing unique consumer water filtration and treatment products.

SOFTWARE AND CONSULTING SEGMENT

Numera Software Corporation (“Numera”) provides small to mid-sized businesses with full-featured, easy-to-use, real-time accounting software systems that meet or exceed the performance characteristics of mid to high-end competitors, at significantly lower cost.  Numera also provides training, support services for the software it sells.  This is now integrated with the professional management consulting and IT services previously provided to businesses by Desert View Management Services.

The two corporations, Numera Software Corporation and Desert View Management Services, Inc., are both still in existence and under the same ownership.  Only the financial accounting and reporting has been consolidated at this time for purposes of efficiency.  Each corporation will continue to report individual revenues and expenses for income tax purposes.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005.

Net Sales

Net sales for the three-month period ended September 30, 2006 were $114,900.  Net sales were $139,900 for the comparable period in 2005. This difference is partly attributable to the typical slow sales of software by the Software and Consulting segment during the summer months.  An additional factor in the sales decline was the timing of orders from Nikken.  During the three month period ending September 30, 2006, there were no shipments to Nikken, Inc., the Innova customer who accounted for 53% of total manufacturing sales during the same period in 2005.  Nikken remains a major customer, and the loss of this customer would have a material impact on the Company’s ability to continue in business.

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

Cost of Sales

For the three months ended September 30, 2006, the cost of sales was $26,200, compared to $67,600 for the three months ended September 30, 2005.  This translates into a gross profit margin percentage of 77% for the three-months ended September 30, 2006, compared to a gross profit margin percentage of 51% for the three-months ended September 30, 2005.  This is primarily attributable to the fact that 63% of the total revenues for the three months ended September 30, 2006 were generated by the Software and Consulting segment, which has virtually no cost of sales.

Operating Expense

Operating expenses for the three months ended September 30, 2006 were $231,400 as compared to  $161,500 for the similar period last year.  This is due in a large part to the fact that Numera has begun amortizing its software development costs for the first time in fiscal year 2007, adding approximately $45,000 to the non-cash operating expenses for the quarter ending September 30, 2006.  In addition, approximately $30,000 in legal expenses was incurred in the later period, which is not expected to be recurring.

Other Income

For the three months ended September 30, 2006, net interest expense amounted to $10,800 as compared to net interest expense of $3,000 for the three months ended September 30, 2005, due to the increase in interest-bearing notes payable over the last eighteen months.

Other income for the three months ended September 30, 2006 was $0 as compared to $31,600, attributable to an unusual collection of royalties during the three months ended September 30, 2005.

Income Taxes

Due to the Company’s history of operating losses, management has established a valuation allowance in the full amount of the deferred tax assets arising from these losses because management believes it is more likely than not that the Company will not generate sufficient taxable income within the appropriate period to offset these operating loss carry forwards.

Net Loss

Net loss for the three months ended September 30, 2006 amounted to $153,500 as compared to net loss of $60,600 for the three months ended September 30, 2005.  The decrease in sales and the increase in operating expenses discussed in the preceding paragraphs is responsible for this difference.

Loss Per Share

For the three months ended September 30, 2006, basic loss per share amounted to $(.00). For the comparable period in 2005, basic loss per share amounted to $(.00).

Manufacturing Segment

Net Sales

Net sales for the three-month period ended September 30, 2006 were $42,300, compared to $99,700 of net sales for the comparable period in 2005.  As mentioned previously, there were no shipments to Nikken, the largest customer, during the most recent quarter.  An order for bottles, along with a partial payment for the new order, was received from Nikken, which is the reason for an increase in deferred revenues at the end of the period.  Production was begun during this quarter on the Nikken order, which accounts for an increase in inventories.

Cost of Sales

For the three months ended September 30, 2006, the cost of sales was $25,700, compared to $54,800 of costs for the three months ended September 30, 2005.

Gross profit margin was 39 percentage points for the three-months ended September 30, 2006, compared to a gross profit margin percentage of 45 percent for the three-months ended September 30, 2005.  This is a result of the fixed manufacturing overhead creating a larger percentage cost due to the decline in sales volume.

Operating Expense

Operating expenses for the three months ended September 30, 2006 were $125,900 as compared to $126,600 for the similar period last year.

Other Income

For the three months ended September 30, 2006, net interest expense amounted to $10,800 as compared to net interest expense of $3,000 for the three months ended September 30, 2005.  This is attributable to the increase in interest-bearing debt over the last eighteen months.

Software and Consulting Segment

Net Sales

The software and consulting segment, Numera, consisting of the previous operations of both Numera and Desert View Management, provided net sales of $72,500 for the three-month period ended September 30, 2006, compared to $40,200 in the same period in 2005.  In 2005, $25,500 was reported for the then consulting segment and $14,700 for the previous software segment.  Management plans to continue developing the consulting and software segment to generate sustained growth in this segment of the business.

Cost of Sales

For the three months ended September 30, 2006, the cost of sales for the software and consulting segment was $500, yielding a gross profit of $72,000, or 99%.  The cost of sales for the three months ended September 30, 2005, was $13,000, all attributable to software operations, resulting in a gross profit of $27,200, or 68%, in total for the combined segments.  Separately, as previously reported in 2005, the software segment had a gross profit of $12,500, providing a gross profit margin of 49%, while the consulting segment had a gross profit of $14,700, or 100%.

Operating Expense

Operating expenses for the combined software and consulting segment for the three months ended September 30, 2006, amounted to $105,500, including a non-cash expense of $44,750 for amortization of previously capitalized software development costs.  Operating expenses for the same period in 2005 were $34,900, which was entirely attributable to the consulting segment, as the software segment was involved in software development only at that time, and all expenses of development were capitalized.

Liquidity and Capital Resources

Operating Activities

For the three months ended September 30, 2006, net cash used by operating activities amounted to $21,800, as compared to $63,500 used by operating activities for the comparable period in 2005.   A temporary increase in accounts receivable in the three month period in 2005 of $101,500 is primarily responsible for this difference, although a larger increase in accounts payable in the 2006 period is also a contributing factor.

Investment Activities

The Company had no cash flow resulting from investing activities during the three months ended September 30, 2006, or 2005.

Financing Activities

Net cash provided by financing activities for the three months ended September 30, 2006 was approximately $54,700, as compared to net cash used by financing activities of approximately $70,100 for the comparable period in 2005. The cash provided from investing activities in both periods is due primarily to advances from related parties. The decrease of $15,400 in funds advanced from related parties in 2006 compared to 2005 is due only to differences in the Company’s cash requirements, and is not a significant trend, as the Company continues to rely on funds from related parties to finance operations, pending the securing of other financing or capitalization.

As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $153,500 during the three months ended September 30, 2006 and as of that date, the working capital deficit was $621,800. Therefore, the ability of the Company to continue as a going concern is uncertain. The Company expects to incur significant losses in the future. As a result, the Company will need to generate significant revenues to achieve profitability and may never achieve profitability.

Although the Company continues to maintain its efforts to conserve cash, such efforts will not make the Company a viable business entity, and without significant additional revenues the Company may not be able to stay in business. The two executive officers of the Company have agreed to defer a substantial portion of their compensation and payments.

The Company continues to explore the possibility of outsourcing some of the production and support tasks that are currently being done in-house in order to reduce such costs.  However, until the Company has sufficient volume to support significant outsourcing, it is not in a position to outsource production to save costs.

The Company is making an effort to expand the activities of its software and consulting segment by entering into distribution agreements with distributors or re-sellers of its software and services throughout the country.  Funds required to launch this effort have been lacking, and although the Management is attempting to utilize internal resources to accomplish this goal, there are no assurances that the software and consulting sales can be expanded nationally without significant new capital resources.

The Company has not been successful in attracting outside capital. Although the Company continues to pursue various opportunities, there can be no assurance that the Company will be able to raise any outside capital or that such funds will be available on favorable terms. If the Company generates additional funds through the issuance of its equity or debt securities, such securities may have rights, preferences or privileges senior to those of the rights of the common stock and the stockholders may experience substantial dilution.

The Company is in continuous discussions with new prospective strategic alliance partners, both in regard to the water filtration products and the software and consulting services. However, there is no assurance the Company will enter into any new alliances in fiscal 2007. Management has not been successful in attracting additional large customers, and Nikken remains the most significant customer.

The Company’s principal capital and liquidity needs historically have related to the acquisition, procurement and manufacturing of component parts relating to water filtration products, sales and marketing activities, the development of manufacturing infrastructure, litigation costs associated with patent protection, and compensation to executive officers. The need to expand software and consulting services has added to the capital and liquidity needs substantially.  Now that the Company has expended the funds for software development, it must begin to upgrade marketing activities and create software sales within a reasonable time frame or face obsolescence of the software systems.  Because of insufficient capital resources, research and development efforts have been scaled back, as well as marketing and improvement of the manufacturing infrastructure for both the water filtration segment and the software and consulting segment. Unfortunately, Management does not believe that the Company is in position to substantially decrease its capital and liquidity requirements through additional cost cutting efforts, and consequently must begin to substantially increase revenues in the near future, or obtain additional loans or equity funds to continue operations.

Management believes that the combination of the accounting functions of the similar segments will motivate the personnel of both Numera and Desert View to increase productivity to maximize the revenues and minimize the costs of the software and consulting operations, allowing Management to focus on the expansion of this segment’s profitable and much-needed small business services.  Management also believes that the re-alignment, by presenting a more streamlined appearance, will increase the chances of generating outside capital to meet future capital requirements. However, there is no assurance that the Company will be able to attract such capital or that such new capital that will be on acquired on favorable terms.

INFLATION

The Company believes that the impact of inflation and changing prices on its operations since the commencement of our operations has been negligible.

SEASONALITY

The Company does not deem its revenues to be seasonal to a great extent.  However, the Manufacturing segment does have a slight increase in sales due to the Christmas holiday, and the Software segment traditionally experiences a slight lull during the summer months.

CRITICAL ACCOUNTING POLICIES

The following discussion and analysis is based upon the Company’s financial statements, which have been prepared in accordance with accounting principles general accepted in the United States of America. The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of revenues and expenses, and assets and liabilities during the periods reported. Estimates are used when accounting for certain items such as revenues, allowances for returns, doubtful accounts, employee compensation programs, depreciation and amortization periods, taxes, inventory values, insurance programs, goodwill, other intangible assets and long-lived assets. The Company bases these estimates on historical experience, where applicable and other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes that the following critical policies affect the more significant judgments and estimates used in preparation of the consolidated financial statements. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. Estimates are based on the aging of accounts receivable balances and our historical write-off experience, net of recoveries. If the financial condition of the customers were to deteriorate, additional allowances might be required.

The Company values its inventories at the lower of cost or market. Inventory balances are written down for estimated obsolescence or unmarketable inventory equal to the difference between the cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

The Company amortizes patent application costs, which includes litigation defense costs over a five (5) year period. Management has changed the accounting treatment for a no interest loan and related options to reflect the value of options awarded in conjunction with a note payable as interest expense.

In accordance with Statements of Financial Accounting Standards (“SFAS”) No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, all costs incurred to establish the technological feasibility of software are research and development costs. Software development costs incurred after technological feasibility and prior to the software being available for sale are capitalized. The Company owns capitalized software development costs through its Numera segment. The software development costs will be amortized over its estimated useful life of 5 years.

Item 3. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Under the supervision and with the participation of the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operations of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on their evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective such that the material information required to be included in Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to Innova Pure Water, Inc., and was made known to them by others within those entities, particularly during the period when this report was being prepared.

(b) Changes in internal controls.   Effective July 1, 2006, the Company has centralized all accounting and financial functions and recordkeeping in the Dallas, Texas office, under the direct control of the Company’s Treasurer and Chief Financial Officer.  To assist in the internal accounting and recordkeeping functions, and to coordinate with the independent auditing firm, the Chief Financial Officer has retained the services of an accounting specialist with over 30 years experience in accounting and finance, as a business consultant, advisor, controller, chief financial officer, or as practicing certified public accountant.  Centralizing the accounting operations is expected to increase the effectiveness of the disclosure controls and procedures, and provide necessary accounting and financial information on a more timely basis.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Innova has recently concluded a patent infringement lawsuit entitled Innova Pure Water, Inc., Plaintiff v. Safari Water Filtration Systems, Inc. d/b/a Safari Outdoor Products, Defendant; Case No. 99-1781-Civ-T-23F filed by the Company on August 4, 1999.  The case was filed with the U.S. District Court, Middle District of Florida, Tampa Division.  The Company has claimed patent infringement of U.S. Patent 5,609,759 on the part of the defendants.  On December 16, 2003, the court ruled in favor of Safari.  Innova filed an appeal with the United States Court of Appeals, case No. 04-1097, who, on August 11, 2005, reversed the lower courts decision.  The case has been remanded back to the Circuit Court on September 1, 2005 to find on any remaining issues.  Innova has filed for a summary judgment or the prompt setting of a trial date.  On September 30, 2006, the Court issued an Order granting Innova's motion for summary judgment.  The Court adjudged that Innova's U.S. Patent 5,609,759 is valid and enforceable and that claims set forth in said patent were infringed upon by products made, used, sold or offered for sale by Safari.  Safari was permanently enjoined from making, using, selling or offering for sale in the United States any product covered under the patent's claims as more fully set forth in the Order.  Management of the Company believes the entry of this Order will have significance against other parties who may be infringing upon the Company's products and services.

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

Item 2. Changes in Securities

During the three month period ended September 30, 2006, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

Item 3. Defaults Upon Senior Securities

During the three month period ended September 30, 2006, the Company was not in default on any of its indebtedness.

Item 4. Submission of Matters to a Vote of Security Holders

During the three month period ended September 30, 2006, the Company did not submit any matters to a vote of its security holders.

Item 5. Other Matters

The Company does not have any other material information to report with respect to the three month period ended September 30, 2006.

Item 6. Exhibits and Reports on Form 8-K

(a)

Exhibits included herewith are:

31.1

Certification of the Chief Executive Officer, dated November 20, 2006

(This certification required as Exhibit 31 under Item 601(a) of Regulation S-K is filed as

Exhibit 99.1 pursuant to SEC interim filing guidance.)

31.2

Certification of the Chief Financial Officer, dated November 20, 2006

(This certification required as Exhibit 31 under Item 601(a) of Regulation S-K is filed as

Exhibit 99.2 pursuant to SEC interim filing guidance.)

32

Written Statements of the Chief Executive Officer and Chief Financial Officer, dated

November 20, 2006

(This certification required as Exhibit 32 under Item 601(a) of Regulation S-K is furnished in accordance with Item 601(b)(32)(iii) of Regulation S-K as Exhibit 99.3 pursuant to SEC interim filing guidance.)

(b)

Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

INNOVA PURE WATER, INC

Dated:

 November 20, 2006

By:/s/ David L. Zich___________

David L. Zich

President, Chief Executive Officer,

Director

Dated:

November 20, 2006

By:/s/ Jim R. Davisson

Jim R. Davisson

Chief Financial Officer, Principal

Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:

November 20, 2006

By:/s/ David L. Zich

David L. Zich, President, Chief Executive Officer and Director

Dated:

November 20, 2006

By:/s/ Jim R. Davisson

Jim R. Davisson, Chief Financial Officer, Principal Accounting Officer, Director

Exhibit Index

Exhibit Description

(a)

Exhibits included herewith are:

31.1

Certification of the Chief Executive Officer, dated November 20, 2006

(This certification required as Exhibit 31 under Item 601(a) of Regulation S-K is filed as

Exhibit 99.1 pursuant to SEC interim filing guidance.)

31.2

Certification of the Chief Financial Officer, dated November 20, 2006

(This certification required as Exhibit 31 under Item 601(a) of Regulation S-K is filed as

Exhibit 99.2 pursuant to SEC interim filing guidance.)

Written Statements of the Chief Executive Officer and Chief Financial Officer, dated

November 20, 2006

(This certification required as Exhibit 32 under Item 601(a) of Regulation S-K is furnished in accordance with Item 601(b)(32)(iii) of Regulation S-K as Exhibit 99.3 pursuant to SEC interim filing guidance.)