Form 10QSB
period 2006-12-31
INNOVA PURE WATER INC /FL/
filed 2007-02-20
CIK 791994

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2006

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

There were 34,804,236 shares of the Registrant’s $.0001 par value common stock outstanding as of December 31, 2006.

Transitional Small Business Format (check one)    Yes  ☐    NO  ☒

Part I

Financial Information

Innova Pure Water, Inc.

Three Months and Six Months Ended

December 31, 2006 and 2005 (Unaudited)

Item 1.	Consolidated Financial Statements
Consolidated Balance Sheet for December 31, 2006 (Unaudited)

Consolidated Statements of Operations for the Three and Six Months Ended December 31, 2006 and 2005 (Unaudited)

Consolidated Statement of Changes in Stockholders’ Deficit for the Six Months Ended December 31, 2006 (Unaudited)

Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2006 and 2005 (Unaudited)

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

Signatures

Innova Pure Water, Inc. and Subsidiaries
Consolidated Balance Sheet
December 31, 2006
(Unaudited)
Assets
Current assets:
Cash	$ 30,800
Accounts receivable, trade	70,700
Inventories	59,000
Total current assets	160,500

Property and equipment, net of accumulated depreciation of $9,500	0

Other assets:
Computer software, net of accumulated amortization of $268,500	598,600
Patents, net of accumulated amortization of $129,900	31.800
Goodwill	160,100
Note receivable, related party	10,700
Other	900
Total other assets	802,100
$ 962,600
Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable, trade	$ 371,300
Accrued expenses	74,100
Advances, shareholders	8,300
Notes payable, related parties	335,000
Deferred revenue	64,000
Total current liabilities	852,700

Note payable net of unamortized discount of $11,100	188,900

Stockholders' deficit:
Preferred stock; $.001 par value; 2,000,000 shares authorized;
0 shares issued and outstanding
Common stock; $.0001 par value; 50,000,000 shares authorized;
34,804,236 shares issued and outstanding	3,500
Capital in excess of par value	4,032,100
Accumulated deficit	(4,101,700)
(66,100)
Treasury stock, at cost; 500 shares	(12,900)
Total stockholders' deficit	(79,000)
$ 962,600

The accompanying notes are an integral part of the consolidated financial statements.

Innova Pure Water, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Net sales	$160,600	148,600	$275,500	288,500
Cost of sales	110,300	2,700	181,300	70,300

Gross profit	50,300	145,900	94,200	218,200

Operating expenses:
General and administrative expenses	160,400	107,100	347,100	268,600

	160,400	107,100	347,100	268,600
Gain (Loss)
from operations	(110,100)	38,800	(252,900)	(50,400)

Other (income) expenses:
Interest, net	12,100	2,400	22,900	600
Royalties and other income	(2,600)	(31,600)	(2,600)	0

	9,500	29,200	20,300	600

Net income (loss)	$(119,600)	9,600	$(273,200)	(51,000)

Loss per common share	$(.00)	(.00)	$(.01)	(.00)

Weighted average number of common shares outstanding	34,804,236	34,622,952	34,804,236	34,622,952

The accompanying notes are an integral part of the consolidated financial statements

Innova Pure Water, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders’ Deficit
Six Months Ended December 31, 2006
(Unaudited)

			Capital In
	Common Stock		Excess Of	Accumulated	Treasury
	Shares	Amount	Par Value	Deficit	Stock	Total

Balance, June 30, 2006	34,804,236	$ 3,500	$ 4,032,100	$(3,828,500)	$ (12,900)	$ 194,200

Net loss				(273,200)		(273,200)

Balance, December 31, 2006	34,804,236	$ 3,500	$ 4,032,100	$(4,101,700)	$ (12,900)	$ (79,000)

The accompanying notes are an integral part of the consolidated financial statements.

Innova Pure Water, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended December 31
	2006	2005
Operating activities
Net loss	$ (273,200)	$ (51,000)

Adjustments to reconcile net loss to net cash used
by operating activities:
Depreciation and amortization	98,900	35,700
Amortization of note payable discount	0	3,000
(Increase) decrease in:
Accounts receivable	(8,500)	(122,000)
Inventories	(37,900)	65,000
Other assets and prepaid expenses	4,400	(1,900)
(Decrease) increase in:
Accounts payable and accrued expenses	128,800	25,600
Deferred revenue	28,000	(26,500)
Total adjustments	213,700	(21,100)
Net cash used by operating activities	(59,500)	(72,100)

Investing activities
Acquisition of software	0	(6,400)
Net cash used by investing activities	0	(6,400)

Financing activities
Loans to related parties	(10,700)	0
Line of credit advances, related parties	86,800	75,700
Net cash provided by financing activities	76,100	70,100

Net increase (decrease) in cash	16,600	(2,800)

Cash, beginning of period	14,200	16,000

Cash, end of period	$ 30,800	$ 13,200

The accompanying notes are an integral part of the consolidated financial statements.

Innova Pure Water, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Six Months Ended December 31, 2006 and 2005 (Unaudited)

1. Consolidated Financial Statements

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and six month periods ended December 31, 2006 and 2005, (b) the financial position at December 31, 2006, and (c) cash flows for the six-month periods ended December 3, 2006 and 2005, have been made.

The unaudited consolidated financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes of the Company for the fiscal year ended June 30, 2006. The results of operations for the three and six month periods ended December 31, 2006 are not necessarily indicative of those to be expected for the entire year.

2. Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses in recent years. The Company has incurred an additional loss of $119,600 for the three month period ended December 31, 2006, which increased the Company’s accumulated deficit to $4,101,700. The Company also has negative working capital of approximately $692,200 as of December 31, 2006. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Although the Company continues to maintain costs and institute efforts to conserve cash, such efforts will not make them a viable business entity, and without significant additional revenues they may not be able to stay in business.

The Company has begun outsourcing many of its production and support tasks that were previously being done in-house in order to reduce such costs.

Innova Pure Water, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Six Months Ended December 31, 2006 and 2005 (Unaudited)

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

4. Stock and Stock Options

Stock-based compensation to non-employees is valued using the Black-Scholes option pricing model. During the periods ended December 31, 2006 and 2005, the Company did not grant any stock options.

Innova Pure Water, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Six Months Ended December 31, 2006 and 2005 (Unaudited)

5. Segment Reporting

The Company has two reportable segments for the three and six month periods ended December 30, 2006: Manufacturing and Software. The Company had three reportable segments for the same periods ended December 31, 2005. The Company has consolidated the accounting for the Software and Consulting segments effective July 1, 2006, in order to cut operating expenses and to increase revenues by creating competition between consulting and software personnel. Therefore, for the three and six month periods ended December 30, 2006 the Company has included reporting on two segments, and has restated the reporting on three segments for the same periods in 2005 into two segments for comparison purposes.  For further information and comparison, the previously separated data presented in 2005 is detailed in the narrative information on the segments.

Segment Report for the Six Months Ended December 31, 2006

	Manufacturing	Software & Consulting	Total

Net sales	$ 172,900	$ 102,600	$ 275,500

Interest expense, net	$ 21,200	$ 1,700	$ 22,900

Depreciation and amortization	$ 9,400	$ 89,500	$ 98,900

Net income (loss)	$ (178,300)	$ (94,800)	$ (273,100)

Property and equipment, net of accumulated depreciation	$ 0	$ 0	$ 0

Computer software, net of accumulated amortization		$ 598,600	$ 598,600

Goodwill	$ 0	$ 160,100	$ 160,100

Patents, net of accumulated	$ 31,800	$ 0	$ 31,800

Segment assets	$ 271,100	$ 691,500	$ 962,600

Segment Report for the Three Months Ended December 31, 2006

	Manufacturing	Software & Consulting	Total

Net sales	$ 130,500	$ 30,100	$ 160,600

Interest expense, net	$ 11,600	$ 500	$ 12,100

Depreciation and amortization	$ 4,600	$ 44,800	$ 49,400

Net income (loss)	$ (59,400)	$ (60,200)	$ (119,600)

Segment Report for the Six Months Ended December 31, 2005

	Manufacturing	Software & Consulting	Total

Net sales	$ 175,600	$ 112,900	$ 288,500

Interest expense, net	$ 0	$ 600	$ 600

Depreciation and amortization	$ 16,900	$ 0	$ 16,900

Net income (loss)	$ (69,800)	$ 18,800	$ (51,000)

Property and equipment, net of accumulated Depreciation	$ 0	$ 0	$ 0

Computer software, net of accumulated Amortization		$ 891,700	$ 891,700

Goodwill	$ 0	$ 160,100	$ 160,100

Patents, net of accumulated	$ 126,000		$ 126,000

Segment assets	$ 227,900	$ 1,114,700	$ 1,342,600

Innova Pure Water, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Six Months Ended December 31, 2006 and 2005 (Unaudited)

Segment Report for the Three Months Ended December 31, 2005

	Manufacturing	Software & Consulting	Total

Net sales	$ 76,000	$ 72,600	$ 148,600

Interest expense, net	$ (3,000)	$ 600	$ (2,400)

Depreciation and amortization	$ 16,800		$ 16,800

Net income (loss)	$ 15,100	$ (5,500)	$ 9,600

6.  Subsequent Events

Effective January 2, 2007, Innova further consolidated the operations of Numera Software Corporation and DesertView Management Services, Inc., its two wholly owned subsidiaries, into Numera Software Corporation to form one technology segment, and changed the name of Numera Software Corporation to Innova Systems, Inc.

Also effective January 2, 2007, David Zich resigned as President and Chief Executive Officer of Innova Pure Water, Inc. to devote his full attention to the Software and Consulting Segment, and was elected by the Board of Directors as the President of Innova Systems, Inc. (formerly Numera Software Corporation).  Mr. Zich remains a member of the Board of Directors.  Mr. Randal McClanahan, a member of the Board of Directors since June, 2005, was elected by the Board as Chairman to fill the vacancy created by the recent resignation of Mr. Jack Nohren.  Mr. Don Harris was appointed to the Board of Directors to fill Mr. Nohren’s vacated seat, and was also elected to the position of President and Chief Operating Officer of Innova Pure Water, Inc.  Mr. Harris, who became a Certified Public Accountant in 1974, worked for sixteen years in the public accounting field, and subsequently served for seventeen years as Chief Financial Officer, President, or Chief Executive Officer of various companies in the fields of oil and gas, construction, and real estate.

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

INCOME STATEMENT DATA

	Six Months Ended December 31
	2006	2005

Total revenue	275,700	288,500

Net loss	(273,200)	(51,000)

Loss per common share - basic	(.01)	(.00)

Shares used in per share computation	34,804,236	34,622,952

BALANCE SHEET DATA

December 31 2006

Total assets	$962,600

Working capital	$(692,200)

Long-term debt	$(188,900)

Stockholders’ deficit	$(79,000)

This Management's Discussion and Analysis and Plan of Operation presents a review of the consolidated operating results and financial condition of the Company for the three month periods ended December 31, 2006 and 2005. This discussion and analysis is intended to assist in understanding the financial condition and results of operations of the Company and its subsidiaries. This section should be read in conjunction with the consolidated financial statements and the related notes.

RESULTS OF OPERATIONS

The Company owns two subsidiaries that operated in the Manufacturing segment and the Software and Consulting segment during the three months ended December 31, 2006.  During the three months ended December 31, 2005, there were three segments, the Software and Consulting being separate segments.  The Company consolidated the accounting for the Software and Consulting segments effective July 1, 2006 to better utilize the resources of the two segments to enhance growth and minimize costs. To facilitate the readers understanding of the Company's financial performance, this discussion and analysis is presented on a segment basis.

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

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2006 AND 2005.

Net Sales

Net sales for the three-month period ended December 31, 2006 were $160,600.  Net sales were $148,600 for the comparable period in 2005. This difference is attributable to the addition of an new customer, Nikken, Israel.  This customer is an affiliate of Nikken, USA, which remains a major customer, and the loss of this customer would have a material impact on the Company’s ability to continue in business.

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

Cost of Sales

For the three months ended December 31, 2006, the cost of sales was $110,300, compared to $2,700 for the three months ended December 31, 2005.  This translates into a gross profit margin percentage of 31% for the three-months ended December 31, 2006, compared to a gross profit margin percentage of 98% for the three-months ended December 31, 2005.  The 31% gross profit margin for 2006 is relatively typical for the combined operations. The high gross profit percentage for 2005 was primarily attributable to the high volume of sales generated by the Software and Consulting segment, which has virtually no cost of sales, as well as the collection of substantial royalties having zero cost of sale by the manufacturing segment.

Operating Expense

Operating expenses for the three months ended December 31, 2006 were $160,400 as compared to  $107,100 for the similar period the prior year year.  This is due in a large part to the fact that Numera has begun amortizing its software development costs for the first time in fiscal year 2007, adding approximately $45,000 to the non-cash operating expenses for the quarter ending December 31, 2006.

Other Income

For the three months ended December 31, 2006, net interest expense amounted to $12,100 as compared to net interest expense of $2,400 for the three months ended December 31, 2005, due to the increase in interest-bearing notes payable over the last eighteen months.

Other income for the three months ended December 31, 2006 was $2,600 as compared to $31,600, attributable to an unusual collection of royalties during the three months ended December 31, 2005.

Income Taxes

Due to the Company’s history of operating losses, management has established a valuation allowance in the full amount of the deferred tax assets arising from these losses because management believes it is more likely than not that the Company will not generate sufficient taxable income within the appropriate period to offset these operating loss carry forwards.

Net Loss

Net loss for the three months ended December 31, 2006 amounted to $119,600 as compared to a net profit of $9,600 for the three months ended December 31, 2005.  The unusually high gross profit percentage in the quarter ended December 31, 2005 accounts for this difference.

Loss Per Share

For the three months ended December 31, 2006, basic loss per share amounted to $(.00). For the comparable period in 2005, basic loss per share amounted to $(.00).

Manufacturing Segment

Net Sales

Net sales for the three-month period ended December 31, 2006 were $130,500, compared to $76,000 of net sales for the comparable period in 2005.  This is attributable to the addition of a number of new customers, and a commitment by the management to focus on increasing sales revenues.

Cost of Sales

For the three months ended December 31, 2006, the cost of sales was $64,000, compared to $2,700 of costs for the three months ended December 31, 2005.

Gross profit margin was 49 percentage points for the three-months ended December 31, 2006, compared to a gross profit margin percentage of 96 percent for the three-months ended December 31, 2005.  This is a result of sales consisting primarily of royalty income during this period.

Operating Expense

Operating expenses for the three months ended December 31, 2006 were $116,800 as compared to $126,600 for the similar period last year.

Other Income

For the three months ended December 31, 2006, net interest expense amounted to $11,600 as compared to net interest expense of $2,400 for the three months ended December 31, 2005.  This is attributable to the increase in interest-bearing debt over the last eighteen months.

Software and Consulting Segment

Net Sales

The software and consulting segment, Numera, consisting of the previous operations of both Numera and Desert View Management, provided net sales of $30,100 for the three-month period ended December 31, 2006, compared to $76,200 in the same period in 2005.  In 2005, $25,500 was reported for the then consulting segment and $14,700 for the previous software segment.  Management plans to continue developing the consulting and software segment to generate sustained growth in this segment of the business.

Cost of Sales

For the three months ended December 31, 2006, the cost of sales for the software and consulting segment was $46,200, yielding a negative gross profit of $(16,200).  The cost of sales for the three months ended December 31, 2005, was $13,000, all attributable to software operations, resulting in a gross profit of $27,200, or 68%, in total for the combined segments.  Separately, as previously reported in 2005, the software segment had a gross profit of $12,500, providing a gross profit margin of 49%, while the consulting segment had a gross profit of $14,700, or 100%.

Operating Expense

Operating expenses for the combined software and consulting segment for the three months ended December 31, 2006, amounted to $43,700.  Operating expenses for the same period in 2005 were $34,900, which was entirely attributable to the consulting segment, as the software segment was involved in software development only at that time, and all expenses of development were capitalized.

Liquidity and Capital Resources

Operating Activities

For the six months ended December 31, 2006, net cash used by operating activities amounted to $59,500, as compared to $72,100 used by operating activities for the comparable period in 2005.

Investment Activities

The Company had no cash flow resulting from investing activities during the three months ended December 31, 2006, while in 2005 cash flow from investing activities consisted of acquisition of software in the amount of $6,400.

Financing Activities

Net cash provided by financing activities for the six months ended December 31, 2006 was $76,100, as compared to net cash provided by financing activities of $70,100 for the comparable period in 2005. The cash provided from investing activities in both periods is due primarily to advances from related parties. The Company continues to rely on funds from related parties to finance operations, pending the securing of other financing or capitalization.

As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $119,600 during the three months ended December 31, 2006 and as of that date, the working capital deficit was $692,200. Therefore, the ability of the Company to continue as a going concern is uncertain. The Company expects to incur significant losses in the future. As a result, the Company will need to generate significant revenues to achieve profitability and may never achieve profitability.

Although the Company continues to maintain its efforts to conserve cash, such efforts will not make the Company a viable business entity, and without significant additional revenues the Company may not be able to stay in business. The executive officers of the Company have agreed to defer a substantial portion of their compensation and payments.

The Company continues has begun outsourcing the production and support tasks that were previously being done in-house in order to reduce such costs.  The Company expects the savings realized from reducing fixed overhead costs to be reflected positively in future quarters.

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

Neither DesertView nor Innova Systems, Inc. are currently involved in any litigation and neither of them is aware of any pending or threatened litigation.

Item 2. Changes in Securities

During the three month period ended December 31, 2006, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

Item 3. Defaults Upon Senior Securities

During the three month period ended December 31, 2006, the Company was not in default on any of its indebtedness.

Item 4. Submission of Matters to a Vote of Security Holders

During the three month period ended December 31, 2006, the Company did not submit any matters to a vote of its security holders.

Item 5. Other Matters

The Company does not have any other material information to report with respect to the three month period ended December 31, 2006.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits included herewith are:

31.1

Certification of the Chief Executive Officer, dated February 20, 2007

(This certification required as Exhibit 31 under Item 601(a) of Regulation S-K is filed as Exhibit 99.1 pursuant to SEC interim filing guidance.) (2)

31.2

Certification of the Chief Financial Officer, dated February 20, 2007

(This certification required as Exhibit 31 under Item 601(a) of Regulation S-K is filed as Exhibit 99.2 pursuant to SEC interim filing guidance.) (2)

32

Written Statements of the Chief Executive Officer and Chief Financial Officer, dated February 20, 2007

(This certification required as Exhibit 32 under Item 601(a) of Regulation S-K is furnished in accordance with Item 601(b)(32)(iii) of Regulation S-K as Exhibit 99.3 pursuant to SEC interim filing guidance.) (2)

(b)	Reports on Form 8-K – None

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized, and on the dates and in the capacities indicated:

INNOVA PURE WATER, INC

Dated:

 February 20, 2007

By:  /s/   Don Harris

Don Harris

President, Chief Executive Officer

Director

Dated:

 February 20, 2007

By:  /s/   Jim R. Davisson

Jim R. Davisson

Chief Financial Officer, Principal

Accounting Officer, Director