Form 10KSB/A
period 2005-06-30
INNOVA PURE WATER INC /FL/
filed 2007-03-13
CIK 791994

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

PURPOSE OF AMENDED FILING

The purpose of this 10-KSB/A#2 is as follows:

1.  To correct the 302 certifications to reflect that the disclosure of the conclusions of the certifying officers as to the effectiveness of the company’s internal controls and procedures were made “as of the end of the period covered by the report,” in lieu of as  previously reported “within 90 days prior to the filing date of the report,” as originally reported, to comply with Item 307 of Regulation S-B.

2.  To correct the 302 certifications to reflect that the disclosure controls and procedures are defined in the Exchange Act Rules 13a-15(e) and 15d-15(e) in lieu of Rules 13a-14 and 15d-14, as originally reported.

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

*

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

DesertView’s primary objective is to enhance the ability of small to medium sized businesses to produce higher profit levels through full utilization of their Information Technology (IT) resources.  The company’s focus is to achieve a change in its client's management strategies which will produces an increase in profitability through growing, and at times restructuring their IT infrastructure.

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

6.

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

Effects of the Restatement

A summary of the effects of the restatement including the $8,519,900 adjustment to beginning Accumulated Deficit as of July 1, 2003, is as follows:

	June 30, 2005
	As previously Reported	As restated
ASSETS
Current Assets
Cash and cash equivalents	$16,000	$16,000
Total current assets	98,900	98,900
Total assets	1,297,500	1,297,500
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	183,800	183,800
Other Current Liabilities	57,100	57,100
Deferred revenue	109,800	109,800
Total current liabilities	350,700	350,700
Long-term Liabilities	176,700	176,700
Total liabilities	527,400	527,400
Stockholders’ Equity
Capital Stock	3,500	3,500
Capital in excess of par value	10,149,000	4,097,600
Accumulated deficit	(9,369,500)	(3,318,100)
Total stockholders’ equity	770,100	770,100
Total liabilities and stockholders’ equity	1,297,500	1,297,500

	Year ended June 30, 2005
	As previously reported	As restated
Operating Activities
Total revenues	312,400	0

Cost of sales	221,200	0
Gross Profit	91,200	0
Operating Expenses	445,500	3,100
Net loss	(242,200)	(3,100)
Adjustments to reconcile net income to net cash provided by operating activities:
Accounts payable	(88,500)	0
Inventories	(46,000)	0
Deferred income	(104,600)	0
Net cash used by operating activities	(325,200)	(3,100)
Net cash provided by investing activities	54,100	15,600
Net cash provided by financing activities	287,100	3,500
Net increase in cash and cash equivalents	16,000	16,000
Cash and cash equivalents, end of year	16,000	16,000

Accumulated Deficit, June 30, 2004	(9,127,300)	(3,315,000)
Net income	(242,200)	(3,100)
Accumulated Deficit, June 30, 2005	(9,369,500)	(3,318,100)

54

	Year ended June 30, 2004
	As previously reported	As restated
Operating Activities
Total revenues	671,300	0

Cost of sales	396,500	0
Gross Profit	274,800	0
Operating Expenses	660,400	2,990,400
Net loss	(282,800)	(2,990,400)
Adjustments to reconcile net income to net cash provided by operating activities:
Accounts payable	(49,400)	0
Inventories	89,400	0
Deferred income	(58,400)	0
Net cash provided (used) by operating activities	5,000	0
Net cash provided by investing activities	(67,400)	0
Net cash provided by financing activities	13,600	0
Net increase in cash and cash equivalents	(48,800)	0
Cash and cash equivalents, end of year	0	0

Accumulated Deficit, June 30, 2003	(8,884,500)	(324,600)
Net loss	(282,800)	(2,990,400)
Accumulated Deficit, June 30, 2004	(9,127,300, 00)	(3,315,000)
Loss per share -basic	(.02. )	(.18)
Loss per share -dilutive	(.02)	(.18)

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

INNOVA PURE WATER, INC

Dated:

  March 12, 2007

By:   /s/ Don Harris

Don Harris

Chief Executive Officer,

                                                                 President, Director

Dated:

  March 12, 2007

By:   /s/ Jim R. Davisson

Jim R. Davisson

Chief Financial Officer,

Secretary-Treasurer, Director

Exhibit Index

Exhibit Description

31.1

Certification of the Chief Executive Officer, dated March 12, 2007

(This certification required as Exhibit 31 under Item 601(a) of Regulation S-K is filed as Exhibit 99.1 pursuant to SEC interim filing guidance.) (2)

31.2

Certification of the Chief Financial Officer, dated March 12, 2007

(This certification required as Exhibit 31 under Item 601(a) of Regulation S-K is filed as Exhibit 99.2 pursuant to SEC interim filing guidance.) (2)

32

Written Statements of the Chief Executive Officer and Chief Financial Officer, dated March 12, 2007

(This certification required as Exhibit 32 under Item 601(a) of Regulation S-K is furnished in accordance with Item 601(b)(32)(iii) of Regulation S-K as Exhibit 99.3 pursuant to SEC interim filing guidance.) (2)