Form 10KSB/A
period 2006-06-30
INNOVA PURE WATER INC /FL/
filed 2007-03-14
CIK 791994

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

-----------------------------

FORM 10-KSB/A#2

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

PURPOSE OF AMENDED FILING

1	Correct 302 certifications to reflect a correct reference to date of effectiveness of internal controls
2	Correct 302 certifications to reflect correct Exchange Act Rule numbers for internal controls
3	State the purpose of filing prior 2006 10-KSB/A#1 as “Include all 302 certifications.”
4	Correct the out of balance condition of the Statement of cash flows.
5	Reclassify the amortization of software development costs from administrative expenses to cost of sales
6	Expand the revenue recognition policy of the separate reporting segments and explain how the software sales comply with SOP 97-2
7	Revise the assessment of internal controls and procedures to remove contradictory statements
8	Correct 302 certifications to include a certification from the Chief Executive Officer

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

DesertView’s primary objective is to enhance the ability of small to medium sized businesses to produce higher profit levels through full utilization of their Information Technology (IT) resources.  The company’s focus is to achieve a change in its client's management strategies which will produce an increase in profitability through growing, and at times restructuring their IT infrastructure.

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

Cost of Sales

For the year ended June 30, 2006, the cost of sales was $291,100, and for June 30, 2005, the cost of sales was $0.00, based on the cost of sales of Numera alone under the method of accounting for Reverse Acquisitions.

Gross profit margin was $238,700 for the year ended June 30, 2006, and $0 June 30, 2005 due to the Reverse Acquisition method of reporting.

Operating Expense

Operating expenses for the year ended June 30, 2006 were $726,000.  For the comparable period in 2005, operating costs amounted to $3,100, due primarily to the presentation of expenses for Numera only.

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

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

For the year ended June 30, 2006, net cash used by operating activities amounted to $138,800, as compared to the $3,100 used by operating activities for the comparable period in 2005.

Investment Activities

There was no cash provided by investing activities for the year ended June 30, 2006, as compared to cash provided by investing activities of approximately $15,600 for the comparable period in 2005.  The cash provided in 2005 was provided by the acquisition of other companies, and no such event occurred in 2006.

Financing Activities

The Company borrowed a net of $249,000 during the year ended June 30, 2006, including $112,000 from a related party due to a rescinded sale of stock recorded in 2005 in the amount of $112,000 to the related party.  The net cash from financing activities for 2006 was therefore $137,000, as compared to $3,500 provided by financing activities for the year ended June 30, 2005.

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

Innova Pure Water, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year ended June 30,
	2006	2005

Sales	$ 529,800	$ 0

Cost of sales	291,100	0

Gross profit	238,700	0

Operating expenses:
Selling expenses	65,000	0
General and administrative expenses	661,000	3,100
	726,000	3,100

Loss from operations	(487,300)	(3,100)

Other (income) expenses:
Interest, net	27,100	0
Royalties and other income	(4,000)	0

Loss before provision for income taxes	(510,400)	(3,100)

Provision for income taxes	-	-

Net loss	(510,400)	(3,100)

Loss per common share	(0.01)	(0.00)

Weighted average number of common shares outstanding	34,821,942	16,793,620

The accompanying notes are an integral part of the consolidated financial statements.

Innova Pure Water, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity

Years Ended June 30, 2006 and 2005

			Capital In
	Common Stock		Excess Of	Accumulated	Treasury
	Shares	Amount	Par Value	Deficit	Stock	Total

Balance, June 30, 2004	$ 16,700	$ 3,536,000		$ (3,315,000)		$ 221,000

Convert debt to equity		628,800				628,800

Issuance of common stock in reverse merger	32,042,500	(4,161,600)	3,970,400		(12,900)	(204,100)

Issuance of common stock DesertView acquisition	2,500,000	300	127,200			127,500

Net loss				(3,100)		(3,100)

Balance, June 30, 2005	34,559,236	3,500	4,097,600	(3,318,100)	(12,900)	770,100

Issuance of common stock for legal services rendered	545,000		46,500			46,500

Rescission of stock and issuance of $112,000 Note	(300,000)		(112,000)			(112,000)

Net loss				(510,400)		(510,400)

Balance, June 30, 2006	$ 34,804,236	$ 3,500	$ 4,032,100	$ (3,828,500)	$ (12,900)	$ 194,200

The accompanying notes are an integral part of the consolidated financial statements.

Innova Pure Water, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year ended June 30,
	2006	2005
Operating activities
Net loss	$ (510,400)	$ (3,100)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	302,500	0
Amortization of note payable discount	12,200
Common stock issued for services	46,500
(Increase) decrease in:
Accounts receivable	(45,900)	0
Inventories	44,900	0
Other assets	2,000
(Decrease) increase in:
Accounts payable and accrued expenses	83,200	0
Deferred revenue	(73,800)	0
Total adjustments	371,600	0
Net cash used by operating activities	(138,800)	(3,100)

Investing activities
Cash acquired in acquisition	0	15,600
Net cash provided by investing activities	0	15,600

Financing activities
Advances from shareholders	0	3,500
Note payable, related party	8,500	0
Line of credit, related party	128,500	0
Net cash provided by financing activities	137,000	3,500

Net increase (decrease) in cash	(1,800)	16,000

Cash, beginning of year	16,000	0

Cash, end of year	14,200	16,000

Supplemental disclosure of non-cash activities:
Fair value of assets acquired from current year acquisitions		429,300
Fair value of common stock issued as consideration for acquisitions	0	76,500
Liabilities assumed from current year acquisitions		(505,800)
Settlement of debt for common stock		628,784
Software costs acquired through debt		628,784
Rescission of 300,000 shares of common stock and assumption of line of credit, related party	112,000	0

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

DesertView’s primary objective is to enhance the ability of small to medium sized businesses to produce higher profit levels through full utilization of their Information Technology (IT) resources.  The company’s focus is to achieve a change in its client's management strategies which will produce an increase in profitability through growing, and at times restructuring their IT infrastructure.

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

The Company currently holds numerous patents assigned to it by a stockholder, in the field of water treatment and has additional domestic and foreign patents pending.  The Company continues to pursue a product development program with the goal to provide its strategic partners with unique competitive advantages.

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

Innova Pure Water, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended June 30, 2006 and 2005

Amortization expense for the next five years is estimated as follows:

	2007	2008	2009	2010	2011

Patents	18,700	10,500	6,100	3,900	2,100
Software	174,000	174,000	174,000	174,000	166,000
Total	$ 197,700	$ 189,500	$ 185,100	$ 182,900	$ 168,100

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

The Company generates revenues from three reporting segments.  The sources and types of revenues vary between the segments, and are recognized in different manners depending on the segment and the source and type of revenue.

The manufacturing segment purchases component parts, assembles the parts, and sells the completed products from inventory.  Accordingly, this segment recognizes revenue at the time products are shipped and invoiced to the customers.  Any deposits received in advance of product shipment are reflected as liabilities until the products are shipped.  The Company records amounts billed to customers for shipping and handling costs as sales revenue. Costs incurred by the Company for shipping and handling are included in cost of sales.

Costs of discounts and point-of-sale rebates are recognized at the date at which the related sales revenue is recognized and are recorded as a reduction of sales revenue. The Company does not currently offer any discounts or point-of-sale rebates to its customers.

Innova Pure Water, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended June 30, 2006 and 2005

The software segment licenses completed software packages to value-added resellers who re-license the software packages to end users, and provide the implementation, training and support required .  Therefore, this segment therefore recognizes revenues at the time of delivery of the software package to the reseller, in accordance with SOP 97-2, which provides that licenses of software transfers substantially the same rights as sales of other types of products, and should be recorded as a sale.  The completed software packages meet the requirements of “off-the-shelf software” as defined therein, and the license agreements do not provide for further development, “when and if” or other additional software deliverables. There are no customer cancellation privileges, fiscal funding clauses, or rights to return or exchange the software.  Accordingly, the entire license fee is recognized as income at the time the software package is delivered to the reseller, who receives an individual package for each system he purchases for resale.

PCS (post-contract support) is limited to fixes and tax table updates, which are provided for all users through the resellers.  A quarterly maintenance fee is charged to each reseller for all users he has under license for each calendar quarter.  This fee is based on the fair market value of the service provided, and is proportionate to the cost of providing the service on a quarterly basis.  Accordingly, no portion of the revenues from PCS is recognized at the time of the delivery of the software.  PCS fees are billed, collected and recognized at the time the service is provided.

The consulting segment provides training and support services for various software systems.  The revenues for these services are recognized at the time the services are performed.

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

4.

Inventories

Inventories consist of raw materials valued at $21,100 at June 30, 2006.

5.

Property and Equipment

Property and equipment consist of:	June 30, 2006

Office furniture and equipment	9,700
Machinery and equipment	2,900
12,600
Less:
Accumulated depreciation	12,600

0

6.

Related Party Transactions

On July 18, 2005, the Company entered into a loan arrangement with Filmbanc, Inc., a company affiliated with a shareholder, whereby Filmbanc would advance sums to the Company as needed for operations, and accrue interest at the rate of 15% per annum.  Between July 18, 2005 and June 30, 2006, Filmbanc advanced cash to the Company in the amount of $256,300, including $112,000 resulting from the rescission of a June, 2005 stock sale.  In addition to direct cash advances, Filmbanc made payments directly to vendors of the Company in the amount of $29,800, for a total of $273,500.  The Company made payments to Filmbanc on this indebtedness during the year in the amount of $45,600, leaving a balance as of June 30, 2006 of $240,500.  Accrued interest of approximately $28,000 is included in accrued expenses at June 30, 2006.  Accounts receivable and inventories are pledged as collateral for this note.

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

6.

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

14.

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

ITEM 8A.

CONTROLS AND PROCEDURES

Prior Events – June 30, 2005

In regard to the acquisition of Numera Software Corporation and DesertView Management Services, Inc. in June, 2005, the Company made the decision to treat Innova Pure Water, Inc. as the acquiring entity and filed the Form 10-KSB for the year ending June 30, 2005 accordingly.

Subsequently, management concluded that Numera should be the acquiring entity in a reverse acquisition for accounting purposes, and prepared and filed a restated Form 10-KSB/A#1 to so reflect.

Consequently, management determined that their disclosure controls and procedures were not effective for the year ended June 30, 2005.  Consequently, management has adopted a procedure whereby, in the event of a required interpretation or decision regarding complex accounting and financial reporting issues, an additional independent CPA who is knowledgeable in the specific field of the issue, will be consulted in addition to the management team and the independent auditors.

Current Period – June 30, 2006

The principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of June 30, 2006.  Based on this evaluation, our principal executive officer and principal financial officer must determine whether or not our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to Innova Pure Water, Inc., and was made known to them by others within those entities, particularly during the period when this report was being prepared.

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error.  An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of the control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, If any within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, control may become inadequate because of changes in conditions, and/or the degree of compliance with the policies or procedures may deteriorate.

Complying with the Sarbanes-Oxley Section 404 requires significant effort in a compressed timeframe, as well as result in our incurring substantial cost to comply with Sarbanes-Oxley Section 404.  There can be no assurance that the valuation required by Sarbanes-Oxley Section 404 will not result in the identification of additional significant control deficiencies or that our auditors will be able to attest to the effectiveness of our internal controls of financial reporting, which may have a material adverse effect on the value of our securities.

In the event that our auditors identify significant control deficiencies we will quickly work to eliminate such deficiencies.  However, there is no assurance we will be able to eliminate such deficiencies on a timely and cost efficient basis within the required regulatory and legal timeframes.

During the quarter ended December 31, 2005, the outsourced record-keeping service that the Company used to complete the Company’s filings had a computer failure.  As a result, the Company could not access the information required to properly and timely complete its formal submittal within the time period required.

The Company resolved this problem and installed redundant back-up systems to assure that there will be no similar failures in the future, and will continue to develop and implement procedures and timelines to monitor the progress of all information systems required to meet its internal requirements and its SEC reporting requirements.

Management attributes the necessity for filing this Form 10-KSB/A#2 primarily to lack of adequate experienced personnel to adequately proofread and review the original filing, and to coordinate the timely preparation of supporting schedules and exhibits, resulting in a number of minor errors.

Due to the delay in filing the December 31, 2005 Form 10-QSB and the necessity for filing this Form 10-KSB/A#2, our principal executive officer and principal financial officer have determined that our disclosure controls and procedures were not effective for the year ending June 30, 2006, and have taken the following additional steps to assure that disclosure controls and procedures are effective in subsequent periods:

1.

Hiring an additional accounting staff member to facilitate the daily recordkeeping.

2.

Retaining an additional independent CPA as an internal auditor to monitor systems and procedures.

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

Jim R. Davisson, 59 currently holds a position with the Transportation Security Administration in Dallas, Texas. Previously Mr. Davisson has been in commercial banking and small business consulting for approximately 25 years. He has served as the President and CEO of First National Bank Bedford and was the managing partner in Campbell, Reaves & Associates, a small business consulting firm.  Mr. Davisson also founded and was President and CEO of American Orthopedic & Neurological Rehabilitation Centers which were occupational medical clinics throughout the Dallas and Fort Worth area. Mr. Davisson holds Bachelor of Science degree from the University of Memphis and a graduate degree from the Paul W. Barret, Jr. Graduate School of Banking.  Mr. Davisson became our Chief Financial Officer, Secretary, Treasurer and a Director in connection with the Stock Acquisition Agreements with Numera and DesertView on June 27, 2005.

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

ITEM 10.

EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

There was no compensation paid or accrued by the Company for the fiscal years ended June 30, 2006 and June 30, 2005 to or for the account of any of the officers or directors.

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

(a)

Reports on Form 8-K

The Company filed four reports on Form 8-K related to activities during the fiscal year ended June 30, 2005:

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

INNOVA PURE WATER, INC

Dated:

  March 13, 2007

By:  /s/  Don Harris___________

Don Harris

Chief Executive Officer, President

Director

Dated:

  March 13, 2007

By: /s/  Jim R, Davisson____________

Jim R. Davisson

Chief Financial Officer, Secretary-Treasurer, Director

Exhibit Index

Exhibit Description

31.1

Certification of the Chief Executive Officer, dated March 13, 2007

(This certification required as Exhibit 31 under Item 601(a) of Regulation S-K is filed as Exhibit 99.1 pursuant to SEC interim filing guidance.) (2)

31.2

Certification of the Chief Financial Officer, dated March 13, 2007

(This certification required as Exhibit 31 under Item 601(a) of Regulation S-K is filed as Exhibit 99.2 pursuant to SEC interim filing guidance.) (2)

32

Written Statements of the Chief Executive Officer and Chief Financial Officer, dated March 13, 2007

(This certification required as Exhibit 32 under Item 601(a) of Regulation S-K is furnished in accordance with Item 601(b)(32)(iii) of Regulation S-K as Exhibit 99.3 pursuant to SEC interim filing guidance.) (2)