Form 10QSB/A
period 2005-09-30
INNOVA PURE WATER INC /FL/
filed 2007-03-21
CIK 791994

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-QSB/A#1

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

There were 34,559,236 shares of the Registrant’s $.0001 par value common stock outstanding as of September 30, 2005.

Transitional Small Business Format (check one)    Yes  ☐    NO  ☒

Innova Pure Water, Inc.

Three Months Ended

September 30, 2005 and 2004 (Unaudited)

Part I – Financial Information

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

Signatures

Purpose of This Amendment # 1

Innova Pure Water, Inc. accounted for the purchase of Numera Software Corporation on June 27, 2005 as an acquisition of Numera by Innova.  Subsequently, the Company determined that this accounting method was in error, and that Numera should be the acquiring company in a reverse acquisition.

As a result, the Consolidated Balance Sheet as of June 30, 2005, and the Consolidated Statements of Income, Consolidated Statements of Cash Flow, and Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2005 and June 30, 2004 were restated to reflect the appropriate reverse acquisition accounting method.

Additionally, this Amendment # 1 is being filed to report the restatement of the accompanying Consolidated Balance Sheet as of September 30, 2005, and the Consolidated Statements of Income, Consolidated Statements of Cash Flow, and Consolidated Statements of Stockholders’ Equity for the three month period ended September 30, 2005 and September 30, 2004 to reflect the appropriate reverse acquisition accounting method.

Part I – Financial Information

Innova Pure Water, Inc. and Subsidiaries
Consolidated Balance Sheet
September 30, 2005
(Unaudited)
Assets
Current assets:
Cash	$ 22,600
Accounts receivable, trade, net of allowance for doubtful accounts of $9,800	117,900
Other receivables	500
Inventories	14,100
Total current assets	155,100

Property and equipment, net of accumulated depreciation of $9,500	3,100

Other assets:
Computer software, net of accumulated amortization of $0	885,300
Patents, net of accumulated amortization of $33,800	128,000
Goodwill	160,100
Other	6,700
Total other assets	1,180,100
$1,338,300
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable, trade	$ 273,800
Accrued expenses	17,800
Note payable	4,000
Advances, shareholders	73,600
Deferred revenue	79,900
Total current liabilities	449,100

Note payable net of unamortized discount of $20,300	179,700

Stockholders' equity:
Preferred stock; $.001 par value; 2,000,000 shares authorized;
0 shares issued and outstanding	0
Common stock; $.0001 par value; 50,000,000 shares authorized;
34,559,236 shares issued and outstanding	3,500
Capital in excess of par value	4,097,600
Accumulated deficit	(3,378,700)
722,400
Treasury stock, at cost; 26,083 shares	(12,900)
Total stockholders' equity	709,500
$1,338,300

The accompanying notes are an integral part of the consolidated financial statements.

Innova Pure Water, Inc. and Subsidiaries
Consolidated Statement of Operations
(Unaudited)

	Three Months Ended
	September 30

	2005	2004

Net sales	$ 139,900	$ 0
Cost of sales	67,600	0

Gross Profit	72,300	0

Operating expenses:
General and administrative expenses	161,500	0

Net loss from operations	(89,200)	0

Other (income) and expenses:
Interest expense	3,000	0
Royalties and other income	(31,600)	0

	(28,600)	0

Net loss	$ (60,600)	$ 0

Loss per common share	$ 0.00	$ 0.00

Weighted average number of common shares outstanding	34,559,236	16,600,000

The accompanying notes are an integral part of the consolidated financial statements

Innova Pure Water, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders’ Equity
Three Months Ended September 30, 2005
(Unaudited)

			Capital In
	Common Stock		Excess Of	Accumulated	Treasury
	Shares	Amount	Par Value	Deficit	Stock	Total

Balance, June 30, 2005	34,559,236	$ 3,500	$ 4,097,600	$ (3,318,100)	$ (12,900)	$ 770,100

Net loss				(60,600)		(60,600)

Balance, September 30, 2005	34,559,236	$ 3,500	$ 4,097,600	$ (3,378,700)	$ (12,900)	$ 709,500

The accompanying notes are an integral part of the consolidated financial statements.

Innova Pure Water, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended September 30
	2005	2004

Operating activities

Net loss	$ (60,600)	$ 0

Adjustments to reconcile net loss to net cash used
by operating activities:
Depreciation and amortization	33,800	0
Amortization of note payable discount	3,000	0
(Increase) decrease in:
Accounts and other receivables	(101,500)	0
Inventories	51,800	0
(Decrease) increase in:
Accounts payable and accrued expenses	39,900	0
Deferred revenue	(29,900)	0
Total adjustments	(2,900)	0
Net cash used by operating activities	(63,500)	0

Financing activities
Advances from shareholders	70,100	0
Net cash provided by financing activities	70,100	0

Net increase in cash	6,600	0

Cash, beginning of period	16,000	0

Cash, end of period	$ 22,600	$ 0

Supplemental disclosures of cash flow information and noncash financing activities:

Capitalization of Software Development Costs	$ 18,300	$ 0

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

2. Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses in recent years. The Company has incurred an additional loss of ($60,600) for the three month period ended September 30, 2005, which increased the Company’s accumulated deficit to ($3,378,700). The Company also has negative working capital of ($294,000) as of September 30, 2005. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Although the Company continues to contain costs and institute efforts to conserve cash, such efforts will not make it a viable business entity, and without significant additional revenues it may not be able to stay in business.

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

Innova Pure Water, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Three Months Ended September 30, 2005 and 2004 (Unaudited)

5. Segment Reporting

The Company has three reportable segments for the three months ended September 30, 2005: manufacturing, software and consulting. The Company had only one reportable segment for the same period ended September 30, 2004. Therefore, for the three months ended September 30, 2005 the Company has included segment reporting.

	Manufacturing		Software		Consulting	Total
Net sales	$99,700		$25,500		$14,700	$139,900

Interest expense, net	$3,000					$3,000

Depreciation and
amortization	$33,800					$33,800

Net income (loss)	$(84,800)		$12,800		$11,400	$(60,600)

Property and equipment,
net of accumulated
depreciation	$3,100					$3,100

Computer software, net of
accumulated amortization			$885,300			$885,300

Goodwill			$160,100	$		$160,100

Patents, net of
accumulated amortization	$128,000	$		$		$128,000

Segment assets	$243,500		$912,100		$182,700	$1,338,300

6.   Restatement

Subsequent to the issuance of the Company’s annual report on Form 10-KSB for the fiscal year ended June 30, 2005, the Company determined that the method of accounting for the acquisition of Numera Software Corporation by Innova Pure Water, Inc. on June 27, 2005 was not in accordance with generally accepted accounting principles.  Consequently, the Company corrected its accounting for the transaction between Innova Pure Water, Inc. and Numera Software Corporation as a reverse acquisition, with Numera Software Corporation as the acquiring company, in lieu of accounting for the transaction as a purchase of Numera Software Corporation by Innova Pure Water, Inc., as was originally reported.

Innova Pure Water, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Three Months Ended September 30, 2005 and 2004 (Unaudited)

As a result, the Consolidated Balance Sheet as of June 30, 2005, and the Consolidated Statements of Operations, Consolidated Statements of Cash Flow, and Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2005 and June 30, 2004 were restated to reflect the appropriate reverse acquisition accounting method.  Additionally, the accompanying Consolidated Balance Sheet as of September 30, 2005, and the Consolidated Statements of Income, Consolidated Statements of Cash Flow, and Consolidated Statements of Stockholders’ Equity for the three month period ended September 30, 2005 and September 30, 2004 were restated to reflect the appropriate reverse acquisition accounting method.

Effects of the Restatement

A summary of the primary effects of the restatement is as follows:

	September 30, 2005
	Previously Reported		Restated
Stockholders’ Equity:
Capital Stock	$	$ 3,500	$ 3,500
Capital in excess of par value		10,149,000	4,097,600
Accumulated deficit		(9,369,500)	(3,378,700)
Total stockholders’ equity		770,100	709,500
Total liabilities and equity		1,297,500	1,338,300

	Three Months Ended September 30, 2005
	Previously Reported		Restated
Operating Activities

Total revenues		$ 139,900	$139,900
Cost of sales		67,600	67,600 720
Gross Profit		72,300	72,300
Operating Expenses		161,500	161,500
Net loss		(60,600))	(60,600)
Net cash used by operating activities		( 63,500	) (63,500)
Net cash provided by investing activities		0	0
Net cash provided by financing activities		70,100	70,100
Net increase in cash equivalents		6,600	6,600
Cash and equivalents, ending period		22,600	22,600

Loss per share-basic		.00	.00
Loss per share-dilutive		.00	.00

	9
Innova Pure Water, Inc. and Subsidiaries Notes to Consolidated Financial Statements Three Months Ended September 30, 2005 and 2004 (Unaudited

	Three Months Ended September 30, 2004
	Previously Reported	Restated
Operating Activities
Total revenues	$ 77,800	$ 0

Cost of sales	42,000	0 720
Gross Profit	35,800	0
Operating Expenses	123,600	0
Net loss	(73,100)	0
Net cash used by operating activities	(32,600)	0
Net cash provided by investing activities	67,000	0
Net cash provided by financing activities	(13,600)	0
Net increase in cash equivalents	6,600	0
Cash and equivalents, ending period	20,800	0

Loss per share-basic	(.01)	.00
Loss per share-dilutive	(.01)	.00

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

INCOME STATEMENT DATA

	Three Months Ended September 30,
	2005	2004
Total revenue	$139,900	$0

Net loss	$(60,600)	$0

Loss per common share—basic	$(.00)	$(.00)

Shares used in per share computation	34,559,236	16,600,000

BALANCE SHEET DATA

September 30, 2005
Total assets	$1,338,300

Working capital	$(294,000)

Long-term debt	$(179,700)

Stockholders’ equity	$709,500

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

Because of the accounting procedures applied in a reverse acquisition, Numera Software Corporation, being the acquiring company of Innova Pure Water, Inc., is the accounting entity for the reporting of revenues and expenses for the fiscal year ended June 30, 2005, while sales from Numera, Desert View and Innova are all reported for all accounting periods beginning after June 30, 2005.

RESULTS OF OPERATIONS

The Company owns three subsidiaries that operated in the manufacturing segment, the software segment and the consulting segment during the three months ended September 30, 2005.  During the three months ended September 30, 2004, there was only one segment, the Software segment. To facilitate the readers understanding of the Company's financial performance, this discussion and analysis is presented on a segment basis.

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

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004.

Net Sales

Net sales for the three-month period ended September 30, 2005 were $139,900.  Net sales were $0 for the comparable period in 2004. This difference is mainly attributable to the use of reverse acquisition method of accounting for the acquisition of Innova by Numera, whereby only the revenues of Numera, as the acquiring entity, are reflected for the period before the acquisition.

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

Cost of Sales

For the three months ended September 30, 2005, the cost of sales was $67,600, compared to $0 for the three months ended September 30, 2004. The reverse acquisition accounting method, whereby the revenues and expenses of Numera only are reportable for this period, is the primary reason for this difference.

Gross profit margin was 51 percentage points for the three-months ended September 30, 2005, compared to a gross profit margin percentage of 0 for the three-months ended September 30, 2004.  The reverse acquisition accounting method, whereby the revenues and expenses of Numera only are reportable for this period, is the primary reason for this difference.

Operating Expense

Operating expenses for the three months ended September 30, 2005 were $161,500 as compared to  $0 for the similar period last year.  The reverse acquisition accounting method, whereby the revenues and expenses of Numera only are reportable for this period, is the primary reason for this difference.

Other Income

For the three months ended September 30, 2005, net interest expense amounted to $3,000 as compared to net interest expense of $0 for the three months ended September 30, 2004.  The reverse acquisition accounting method, whereby the revenues and expenses of Numera only are reportable for this period, is the primary reason for this difference.

Other income for the three months ended September 30, 2005 was $31,600 as compared to $0 for the three months ended September 30, 2004.   The reverse acquisition accounting method, whereby the revenues and expenses of Numera only are reportable for this period, is the primary reason for this difference.

Income Taxes

Due to the Company’s history of operating losses, management has established a valuation allowance in the full amount of the deferred tax assets arising from these losses because management believes it is more likely than not that the Company will not generate sufficient taxable income within the appropriate period to offset these operating loss carry forwards.

Net Loss

Net loss for the three months ended September 30, 2005 amounted to $60,600 as compared to net loss of $0 for the three months ended September 30, 2004.  The reverse acquisition accounting method, whereby the revenues and expenses of Numera only are reportable for this period, is the primary reason for this difference.

Loss Per Share

For the three months ended September 30, 2005, basic loss per share amounted to $(.00). For the comparable period in 2004, basic loss per share amounted to $(.00).

Manufacturing Subsidiary

Net Sales

Net sales for the three-month period ended September 30, 2005 were $99,700, compared to $0 of net sales for the comparable period in 2004.  The reverse acquisition accounting method, whereby the revenues and expenses of Numera only are reportable for this period, is the primary reason for this difference.

Cost of Sales

For the three months ended September 30, 2005, the cost of sales was $54,800, compared to $0 of costs for the three months ended September 30, 2004.  The reverse acquisition accounting method, whereby the revenues and expenses of Numera only are reportable for this period, is the primary reason for this difference.

Gross profit margin was 45 percentage points for the three-months ended September 30, 2005, compared to a gross profit margin percentage of 0 percent for the three-months ended September 30, 2004.  The reverse acquisition accounting method, whereby the revenues and expenses of Numera only are reportable for this period, is the primary reason for this difference.

Operating Expense

Operating expenses for the three months ended September 30, 2005 were $126,600 as compared to $0 for the similar period last year.   The reverse acquisition accounting method, whereby the revenues and expenses of Numera only are reportable for this period, is the primary reason for this difference.

Other Income

For the three months ended September 30, 2005, net interest expense amounted to $3,000 as compared to net interest expense of $0 for the three months ended September 30, 2004.  The reverse acquisition accounting method, whereby the revenues and expenses of Numera only are reportable for this period, is the primary reason for this difference.

Software Subsidiary

Net Sales

The software segment, Numera, provided net sales of $25,500 for the three-month period ended September 30, 2005, but had no sales in the same period in 2004.  This is because Numera was in the process of software development in 2004, and the uncompleted software system was not being sold.

Cost of Sales

For the three months ended September 30, 2005, the cost of sales was $13,000.   Gross profit from Numera was $12,500 for the three months ended September 30, 2005 providing a gross profit margin of 49%.

Operating Expense

Numera had no operating expenses for the three months ended September 30, 2005, or for the same period in 2004.

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

Liquidity and Capital Resources

Operating Activities

For the three months ended September 30, 2005, net cash used by operating activities amounted to $63,500, as compared to $0 used by operating activities for the comparable period in 2004.   The reverse acquisition accounting method, whereby the revenues and expenses of Numera only are reportable for this period, is the primary reason for this difference.

Investment Activities

The Company had no investing activities during the three months ended September 30, 2005, or 2004.

Financing Activities

Net cash provided by financing activities for the three months ended September 30, 2005 was approximately $70,100, as compared to net cash used by financing activities of approximately $0 for the comparable period in 2004. The cash provided from investing activities is due primarily to advances from shareholders.  The reverse acquisition accounting method, whereby the revenues and expenses of Numera only are reportable for this period, is the primary reason for this difference.

As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $60,600 during the three months ended September 30, 2005 and as of that date, the working capital deficit was $294,000. Therefore, the ability of the Company to continue as a going concern is uncertain. The Company expects to incur significant losses in the future. As a result, the Company will need to generate significant revenues to achieve profitability and may never achieve profitability.

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

The Company is in continuous discussions with new prospective strategic alliance partners. However, there is no assurance the Company will enter into any new alliances in fiscal 2006. Management does not anticipate significant business from Sawyer in the future due to the pending litigation matter. Nikken has remained the most significant customer.

The Company’s principal capital and liquidity needs historical have related to the acquisition, procurement and manufacturing of component parts relating to water filtration products, sales and marketing activities, the development of manufacturing infrastructure, litigation costs associated with patent protection, and compensation to executive officers. Because of insufficient capital resources, research and development efforts have been scaled back, as well as marketing and improvement of the manufacturing infrastructure. Unfortunately, Management does not believe that the Company is in position to substantially decrease its capital and liquidity requirements through additional cost cutting efforts.

The consolidation of Innova, Numera and DesertView is expected to substantially change the financing activities and needs during fiscal 2006. The Management believes that the acquisitions will diversify the business base and provide the opportunity to generate additional revenues. Management also believes that the acquisitions will increase the chances of raising outside capital to meet future capital requirements. However, there is no assurance that the Company will be able to attract such capital or that such new capital that will be on acquired on favorable terms.

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

Item 3. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Under the supervision and with the participation of the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operations of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on their evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were not effective in assuring that the material information required to be included in Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to Innova Pure Water, Inc., and was made known to them by others within those entities, particularly during the period when this report was being prepared, due to the fact that the acquisition of Innova Pure Water, Inc. by Numera Software Corporation was initially reported incorrectly, and the Company was unable to correct the error in time to file the September 30, 2006 10-QSB correctly, resulting in the filing of this amended 10-QSB/A#1.

(b) Changes in internal controls. There were no significant changes in the internal controls or to our knowledge, in other factors that could significantly affect the disclosure controls and procedures subsequent to the evaluation date.

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

31.1

Certification of the Chief Executive Officer, dated March 15, 2007

(This certification required as Exhibit 31 under Item 601(a) of Regulation S-K is filed as Exhibit 99.1 pursuant to SEC interim filing guidance.) (2)

31.2

Certification of the Chief Financial Officer, dated March 15, 2007

(This certification required as Exhibit 31 under Item 601(a) of Regulation S-K is filed as Exhibit 99.2 pursuant to SEC interim filing guidance.) (2)

32

Written Statements of the Chief Executive Officer and Chief Financial Officer, dated March 15, 2007

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

INNOVA PURE WATER, INC

Dated:

 March 15, 2007

By:  /s/  Don Harris

Don Harris

President, Chief Executive Officer,

Director

Dated:

 March 15, 2007

By:  /s/  Jim R. Davisson

Jim R. Davisson

Chief Financial Officer, Principal

Accounting Officer, Director