Form 10QSB/A
period 2005-12-31
INNOVA PURE WATER INC /FL/
filed 2007-04-02
CIK 791994

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  YES    ☐  NO

There were 34,824,236 shares of the Registrant’s $.0001 par value common stock outstanding as of December 31, 2005.

Transitional Small Business Format (check one)    Yes  ☐    NO  ☒

Innova Pure Water, Inc.

Three and Six Months Ended

December 31, 2005 and 2004 (Unaudited)

Table of Contents:

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

Signatures

Purpose of This Amendment # 1

Innova Pure Water, Inc. accounted for the purchase of Numera Software Corporation on June 27, 2005 as an acquisition of Numera by Innova.  Subsequently, the Company determined that this accounting method was not in accordance with generally accepted accounting principles, and that Numera should be the acquiring company in a reverse acquisition.

As a result, the Form 10-KSB for the year ended June 30, 2005, and the Consolidated Balance Sheet as of June 30, 2005, and the Consolidated Statements of Operations, Consolidated Statements of Cash Flow, and Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2005 and June 30, 2004 were restated to reflect the appropriate reverse acquisition accounting method.  Also, the Form 10-QSB for the three month period ended September 30, 2005, and the Consolidated Balance Sheet as of September 30, 2005, and the Consolidated Statements of Operations, Consolidated Statements of Cash Flow, and Consolidated Statements of Stockholders’ Equity for the three month period ended September 30, 2005 and September 30, 2004 were restated to reflect the appropriate reverse acquisition accounting method.

Additionally, this Amendment # 1 is being filed to report the restatement of the accompanying Consolidated Balance Sheet as of December 31, 2005, and the Consolidated Statements of Operations, Consolidated Statements of Cash Flow, and Consolidated Statements of Stockholders’ Equity for the three and six month periods ended December 31, 2005 and December 31, 2004 to reflect the appropriate reverse acquisition accounting method.

PART I – FINANCIAL INFORMATION

Innova Pure Water, Inc.

Consolidated Balance Sheet

December 31, 2005

(Unaudited)

Assets:
Current Assets:
Cash	$13,200
Accounts receivable	135,900
Other receivable	3,000
Inventories	1,000
Total current assets	153,100

Property and equipment, net of accumulated depreciation of $9,500	3,100

Other assets:
Computer software, net of accumulated amortization of $0	891,700
Patents, net of accumulated amortization of $35,800	126,000
Goodwill	160,100
Other	8,600
Total Other assets	1,186,400

$1,342,600

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable, trade	$151,900
Accrued expenses	98,900
Note payable	4,000
Advances, shareholders	79,200
Deferred revenue	83,300
Total current liabilities	417,300

Note payable net of unamortized discount of $20,300	179,700

Stockholders’ equity:
Preferred stock; $.001 par value; 2,000,000 shares authorized;
0 shares issued and outstanding	0
Common stock; $.0001 par value; 50,000,000 shares authorized;
34,824,236 shares issued and outstanding	3,500
Capital in excess of par value	4,124,100
Accumulated deficit	(3,369,100)
758,500
Treasury stock, at cost; 500 shares	(12,900)
Total stockholders’ equity	745,600

$1,342,600

The accompanying notes are an integral part of the consolidated financial statements.

Innova Pure Water, Inc.

Consolidated Statement of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31		December 31
	2005	2004	2005	2004

Net sales	$148,600	$0	$288,500	$0
Cost of sales	2,700	0	70,300	0

Gross profit	145,900	0	218,200	0

Operating expenses:
General and administrative expenses	107,100	0	268,600	0

Total operating expenses	107,100	0	268,600	0

Income (loss) from operations	38,800	0	(50,400)	0

Other (income) expenses:
Interest, net	(2,400)	0	600	0
Royalties and other income	31,600	0	0	0

Total other (income) expenses	29,200	0	600	0

Net income (loss)	$9,600	$0	$(51,000)	$0

Earnings (loss) per common share	$.00	$.00	$.00	$.00

Weighted average number of common
shares outstanding	34,687,368	16,600,000	34,622,952	16,600,000

The accompanying notes are an integral part of the consolidated financial statements.

Innova Pure Water, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders’ Equity
Six Months Ended December 31, 2005
(Unaudited)

			Capital In
	Common Stock		Excess Of	Accumulated	Treasury
	Shares	Amount	Par Value	Deficit	Stock	Total

Balance, June 30, 2005	34,559,236	$ 3,500	$ 4,097,600	$ (3,318,100)	$ (12,900)	$ 770,100

Issuance of common stock
in settlement of a payable	265,000		26,500			26,500

Net loss				(51,000)		(51,000)

Balance, December 31, 2005	34,824,236	$ 3,500	$ 4,124,100	$ (3,369,100)	$ (12,900)	$ 745,600

The accompanying notes are an integral part of the consolidated financial statements.

Innova Pure Water, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended December 31
		2005	2004
Operating activities:
Net loss		$(51,000)	$0
Adjustments to reconcile net loss to net cash used
by operating activities:
Depreciation and amortization		35,700	0
Amortization of note payable discount		3,000	0
(Increase) decrease in:
Accounts and other receivables		(122,000)	0
Inventories		65,000	0
Other assets and prepaid expenses		(1,900)	0
(Decrease) increase in:
Accounts payable and accrued expenses		25,600	0
Deferred revenue		(26,500)	0
Total adjustments		(21,100)	0
Net cash used by operating activities		(72,100)

Investing activities:
Acquisition of software		(6,400)	0
Net cash (used) provided by investing activities		(6,400)	0

Financing activities
Advances from shareholders		75,700	0
Net cash provided by financing activities		75,700	0

Net (decrease) increase in cash		(2,800)	0

Cash, beginning of period		16,000	0

Cash, end of period		$13,200	$0

Supplemental disclosures of cash flow information and non-
cash financing activities:
Cash paid during the year for interest	$$	3,200	$0
Common stock issued in settlement of accounts payable		26,500	0
Payables incurred for additions to computer software		18,300	0

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

2. Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses in recent years. The Company has incurred an additional loss of $51,000 for the six month period ended December 31, 2005, which increased the Company’s accumulated deficit to $3,369,100. The Company also has negative working capital of approximately ($264,200) as of December 31, 2005. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Although the Company continues to contain costs and institute efforts to conserve cash, such efforts will not make them a viable business entity, and without significant additional revenues they may not be able to stay in business.

The Company continues to explore the possibility of outsourcing some production and support tasks that are currently being done in-house in order to reduce such costs. However, until sufficient volume is obtained to support significant outsourcing, the Company has not been in a position to outsource production in order to save costs.

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

On December 2, 2005, a settlement agreement was reached on the litigation involving Smith, Danzel and Sawyer Products.  As part of the terms of agreement, all claims and causes of action among the parties would be extinguished.

Innova Pure Water, Inc.

Notes to Consolidated Financial Statements

Three and Six Months Ended December 31, 2005 and 2004 (Unaudited)

3. Contingencies (continued)

Additionally, the Company agreed to pay Sawyer Products $100,000 within 120 days in exchange for the return of warrants issued to Sawyer Products and the canceling of a loan in the amount of $200,000 from Sawyer Products to the Company.  Claims to certain tooling used in the manufacture of the Company’s products were relinquished by Sawyer Products and the Company agreed to release Mr. Smith and Ms. Danzel from their employment contracts.  Finally, Sawyer Products were specifically prohibited from contacting certain customers of the Company.

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

For the three months ended December 31, 2005:

	Manufacturing		Software		Consulting		Total

Net sales		$76,000		$6,700		$65,900	$148,600

Interest, net		$(3,000)	$			$600	$(2,400)

Depreciation and amortization		$16,800	$		$		$16,800

Net income (loss)		$15,100		$3,300		$(8,800)	$9,600

Property and equipment, net of accumulated depreciation		$3,000	$			$100	$3,100

Computer software, net of accumulated Amortization	$			$891,700			$891,700

Goodwill	$			$160,100			$160,100

Patents, net of accumulated amortization		$126,000			$		$126,000

Segment assets		$227,900		$925,100		$189,600	$1,342,600

Innova Pure Water, Inc.

Notes to Consolidated Financial Statements

Three and Six Months Ended December 31, 2005 and 2004 (Unaudited)

5. Segment Reporting (continued)

For the six months ended December 31, 2005:

	Manufacturing		Software		Consulting	Total

Net sales		$175,600		$32,200	$80,700	$288,500

Interest, net	$		$		$600	$600

Depreciation and amortization		$16,900	$		$	$16,900

Net income (loss)		$(69,800)		$16,100	$2,700	$(51,000)

6.   Restatement

Subsequent to the issuance of the Company’s annual report on Form 10-KSB for the fiscal year ended June 30, 2005, the Company determined that the method of accounting for the acquisition of Numera Software Corporation by Innova Pure Water, Inc. on June 27, 2005 was not in accordance with generally accepted accounting principles.  Consequently, the Company decided to account for the transaction between Innova Pure Water, Inc. and Numera Software Corporation as a reverse acquisition, with Numera Software Corporation as the acquiring company, in lieu of accounting for the transaction as a purchase of Numera Software Corporation by Innova Pure Water, Inc., as was originally reported.

As a result, the Consolidated Balance Sheet as of June 30, 2005, and the Consolidated Statements of Operations, Consolidated Statements of Cash Flow, and Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2005 and June 30, 2004 were restated to reflect the appropriate reverse acquisition accounting method.  Additionally, the accompanying Consolidated Balance Sheet as of December 31, 2005, and the Consolidated Statements of Operations, Consolidated Statements of Cash Flow, and Consolidated Statements of Stockholders’ Equity for the three month period ended September 30, 2005 and 2004 and the six month period ended December 31, 2005 and 2004 were restated to reflect the appropriate reverse acquisition accounting method.

Effects of the Restatement

A summary of the primary effects of the restatement is as follows:

December 31, 2005

dddddddddddddddddddd

	Previously Reported	Restated
Stockholders’ Equity:
Capital Stock	$3,500	3,500
Capital in excess of par	10,175,500	4,121,100
Accumulated deficit	(9,420,500)	(3,369,100)
Total stockholders’ equity	745,600	745,600
Total liabilities and stockholders’ equity	1,342,600	1,342,600

Six Months Ended December 31, 2005

	Previously Reported	Restated
Operating Activities:
Total revenues	$288,520	$288,520
Cost of sales	70,300	70,300
Gross Profit	218,200	218,200
Operating Expenses	268,600	268,600
Net loss	(51,000)	(51,000)
Net cash used by operating	(72,100)	(72,100)
Net cash provided by investing	(6,400)	(6,400)
Net cash provided by financing	75,700	75,700
Net increase in cash and cash equivalents	(2,800)	(2,800)
Cash and equivalents, end of period	13,200	13,200

Six Months Ended December 31, 2004

	Previously Reported	Restated
Operating Activities
Total revenues	$83,700	$0
Cost of sales	54,200	0
Gross Profit	29,500	0
Operating Expenses	253,800	0
Net loss	(195,900)	0
Net cash used by operating	(80,100)	0
Net cash provided by investing	67,000	0
Net cash provided by financing	(16,400)	0
Net increase in cash and cash equivalents	3,300	0
Cash and equivalents, end of period	3,300	0

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

Innova cautions readers that in addition to important factors described elsewhere, the following important facts, among others, sometimes have affected, and in the future could affect, the Company’s actual results, and could cause the Company’s actual results during the year ending June 30, 2006 and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, Innova.

INCOME STATEMENT DATA

	Six Months Ended December 31
	2005	2004
Total revenue	$288,500	$0

Net loss	$(51,000)	$0

Loss per common share—basic	$(.00)	$(.00)

Shares used in per share computation	34,622,952	16,600,000

BALANCE SHEET DATA

December 31 2005
Total assets	$1,342,600

Working capital	$(264,200)

Long-term debt	$179,700

Accumulated deficit	$(3,369,100)

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

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004.

General

Net Sales

Net sales for the three-month period ended December 31, 2005 were $148,600.  There were no sales for the comparable period in 2004.  The difference in revenues and costs is due to the fact that, as the acquiring company for accounting purposes, only the revenues and costs of Numera Software Corporation were reportable prior to the acquisition.  Numera Software Corporation was in the process of software development, and had not yet begun to generate significant revenues, and Numera reported no expenses because expenses were capitalized as software development costs.

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

Cost of Sales

For the three months ended December 31, 2005, the cost of sales was $2,700.  There was no cost of sales for the comparable period in 2004.  The difference in these costs is due to the fact that, as the acquiring company for accounting purposes, only the revenues and costs of Numera Software Corporation were reportable prior to the acquisition.  Numera Software Corporation was in the process of software development, and had not yet begun to generate significant revenues, and Numera reported no expenses because expenses were capitalized as software development costs.  Gross profit margin was 99 percentage points for the three-months ended December 31, 2005 . This  is principally attributable to sales of products and services with a higher profit margin and the receipt of royalty payments during the three months ended December 31, 2005.

Operating Expense

Operating expenses for the three months ended December 31, 2005 were $107,100.  There were no operating expense reportable for the same period in 2004.   The difference in costs is due to the fact that, as the acquiring company for accounting purposes, only the costs of Numera Software Corporation were reportable prior to the acquisition.  Numera Software Corporation reported no expenses because expenses were capitalized as software development costs.

Other Income

For the three months ended December 31, 2005, net interest (income) expense amounted to ($2,400).  There were no other income items in 2004.  The difference in revenues and costs is due to the fact that, as the acquiring company for accounting purposes, only the revenues and costs of Numera Software Corporation were reportable prior to the acquisition.  Numera Software Corporation was in the process of software development, and had not yet begun to generate significant revenues, and Numera reported no expenses because expenses were capitalized as software development costs.

Other Expense

Other expense for the three months ended December 31, 2005 of $31,600.  There were no operating expense reportable for the same period in 2004.   The difference in costs is due to the fact that, as the acquiring company for accounting purposes, only the costs of Numera Software Corporation were reportable prior to the acquisition.  Numera Software Corporation reported no expenses because expenses were capitalized as software development costs.

Income Taxes

Due to the Company’s history of operating losses, management has established a valuation allowance in the full amount of the deferred tax assets arising from these losses because management believes it is more likely than not that the Company will not generate sufficient taxable income within the appropriate period to offset these operating loss carry forwards.

Net Income

Net income for the three months ended December 31, 2005 amounted to $9,600. The difference in revenues and costs is due to the fact that, as the acquiring company for accounting purposes, only the revenues and costs of Numera Software Corporation were reportable prior to the acquisition.  Numera Software Corporation was in the process of software development, and had not yet begun to generate significant revenues, and Numera reported no expenses because expenses were capitalized as software development costs.

Loss Per Share

For the three months ended December 31, 2005, basic loss per share amounted to $(.00). For the comparable period in 2004, basic loss per share amounted to $(.00).

SEGMENT INFORMATION

The Company has three reportable segments for the three months ended December 31, 2005, Manufacturing, Software and Consulting.  However, the Company had only one reportable segment for the same periods ended December 31, 2004, and that reportable segment had no revenues or expenses. Therefore, for the following segment information is presented for the three months ended December 31, 2005 with no comparative analysis.

Manufacturing Subsidiary

Net Sales

Net sales for the three-month period ended December 31, 2005 were $76,000.   During the three month period ended December 31, 2005 Nikken Global, accounted for 30% of total sales. The loss of this customer would have a material impact on the Company’s ability to continue in business.

Cost of Sales

For the three months ended December 31, 2005, the cost of sales was $(700).  This is attributable to the receipt royalty payments having no direct costs, the sale of mostly high-margin products this period, and the sale of items of inventory that had become obsolete and were written off several years earlier.

Operating Expense

Operating expenses for the three months ended December 31, 2005 were $64,800.

Other Income

There was no other income during the three months ended December 31, 2005.

Software Subsidiary

Net Sales

The software segment, Numera, provided net sales of $6,700 for the three-month period ended December 31, 2005.

Cost of Sales

For the three months ended December 31, 2005, the cost of sales was $3,300.

Gross profit from Numera was $3,400 for the three months ended December 31, 2005 providing a gross profit margin of 49%.

Operating Expense

During the period ending December 31, 2005, all operating expenses of Numera were included in Cost of Sales.  Numera management was compensated on commission basis.  It is expected that future reporting periods will reflect payroll and other operating expenses.

Consulting Subsidiary

Net Sales

The consulting subsidiary, DesertView, was acquired during the year ended June 30, 2005 and provided net sales of $65,900 for the three-month period ended December 31, 2005.

Cost of Sales

For the three months ended December 31, 2005 the cost of sales was $100.   This nominal cost of sales is typical for the service-type business.

Gross profit from DesertView was $65,800 for the three months ended December 31, 2005 providing a gross profit margin of 100%.

Operating Expense

DesertView had $42,300 of operating expenses for the three months ended December 31, 2005.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED DECEMBER 31, 2005 AND 2004.

General

Net Sales

Net sales for the six month period ended December 31, 2005 were $288,500.  There were no sales for the comparable period in 2004.  The difference in revenues and costs is due to the fact that, as the acquiring company for accounting purposes, only the revenues and costs of Numera Software Corporation were reportable prior to the acquisition.  Numera Software Corporation was in the process of software development, and had not yet begun to generate significant revenues, and Numera reported no expenses because expenses were capitalized as software development costs.

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

Cost of Sales

For the six months ended December 31, 2005, the cost of sales remained was $70,300, yielding a gross profit margin of 76 percent.   There was no cost of sales for the comparable period in 2004.  The difference in revenues and costs is due to the fact that, as the acquiring company for accounting purposes, only the revenues and costs of Numera Software Corporation were reportable prior to the acquisition.  Numera Software Corporation was in the process of software development, and had not yet begun to generate significant revenues, and Numera reported no expenses because expenses were capitalized as software development costs.

Operating Expense

Operating expenses for the six months ended December 31, 2005 were $268,600.   There were no operating expenses for the comparable period in 2004.  The difference in costs is due to the fact that, as the acquiring company for accounting purposes, only the costs of Numera Software Corporation were reportable prior to the acquisition.  Numera Software Corporation reported no expenses because expenses were capitalized as software development costs.

Other Income

For the six months ended December 31, 2005, net interest expense amounted to $600.   There was no other income or expense.  As the acquiring company for accounting purposes, only the revenues and costs of Numera Software Corporation were reportable prior to the acquisition.  Numera Software Corporation was in the process of software development, and had not yet begun to generate significant revenues, and Numera reported no expenses because expenses were capitalized as software development costs.

Income Taxes

Due to the Company’s history of operating losses, management has established a valuation allowance in the full amount of the deferred tax assets arising from these losses because management believes it is more likely than not that the Company will not generate sufficient taxable income within the appropriate period to offset these operating loss carry forwards.

Net Loss

Net loss for the six months ended December 31, 2005 amounted to $51,000.  There was no income or loss for the comparable period in 2004.  The difference in revenues and costs is due to the fact that, as the acquiring company for accounting purposes, only the revenues and costs of Numera Software Corporation were reportable prior to the acquisition.  Numera Software Corporation was in the process of software development, and had not yet begun to generate significant revenues, and Numera reported no expenses because expenses were capitalized as software development costs.

Loss Per Share

For the six months ended December 31, 2005, basic loss per share amounted to $(.00).

Manufacturing Subsidiary

Net Sales

Net sales for the six month period ended December 31, 2005 were $175,700.   There were no reportable sales for the comparable period in 2004.  The difference in revenues and costs is due to the fact that, as the acquiring company for accounting purposes, only the revenues and costs of Numera Software Corporation were reportable prior to the acquisition.  Numera Software Corporation was in the process of software development, and had not yet begun to generate significant revenues, and Numera reported no expenses because expenses were capitalized as software development costs.

Cost of Sales

For the six months ended December 31, 2005, the cost of sales was $54,100.   Gross profit margin was 69 percentage points for the six months ended December 31, 2005.   There were no cost of sales or gross profit for the comparable period in 2004.  The difference in revenues and costs is due to the fact that, as the acquiring company for accounting purposes, only the revenues and costs of Numera Software Corporation were reportable prior to the acquisition.  Numera Software Corporation was in the process of software development, and had not yet begun to generate significant revenues, and Numera reported no expenses because expenses were capitalized as software development costs.

Operating Expense

Operating expenses for the six months ended December 31, 2005 were $191,400.  There were no operating expenses for the comparable period in 2004.  The difference in costs is due to the fact that, as the acquiring company for accounting purposes, only the costs of Numera Software Corporation were reportable prior to the acquisition.  Numera Software Corporation reported no expenses because expenses were capitalized as software development costs.

Other Income

For the six months ended December 31, 2005, net interest expense amounted to ($3,000).   There was no other income or expense for the comparable period in 2004.  The difference in revenues and costs is due to the fact that, as the acquiring company for accounting purposes, only the revenues and costs of Numera Software Corporation were reportable prior to the acquisition.  Numera Software Corporation was in the process of software development, and had not yet begun to generate significant revenues, and Numera reported no expenses because expenses were capitalized as software development costs.

Software Subsidiary

Net Sales

The software segment, Numera, provided net sales of $32,200 for the six month period ended December 31, 2005.

Cost of Sales

For the six months ended December 31, 2005, the cost of sales was $16,100.

Gross profit from Numera was $16,100 for the six months ended December 31, 2005 providing a gross profit margin of 50%.

Operating Expense

Other than expenses included as Cost of Sales, Numera had no other operating expenses during the period ended December 31, 2005.

Consulting Subsidiary

Net Sales

The software subsidiary, DesertView, was acquired during the year ended June 30, 2005 and provided net sales of $80,700 for the six month period ended December 31, 2005.

Cost of Sales

For the six months ended December 31, 2005 the cost of sales was $100.   This negligible cost of sales is typical for this service-type company.

Gross profit from DesertView was $80,500 for the six months ended December 31, 2005 providing a gross profit margin of 100%.

Operating Expense

DesertView had $77,200 of operating expenses for the six months ended December 31, 2005.

Liquidity and Capital Resources

Operating Activities

For the six months ended December 31, 2005, net cash used by operating activities amounted to $72,100.  There was no reportable cash used by operations for the comparable period in 2004.  The difference in cash provided and used is due to the fact that, as the acquiring company for accounting purposes, only the operating activities of Numera Software Corporation were reportable prior to the acquisition.  Numera Software Corporation was in the process of software development, and had not yet begun to generate significant revenues, and Numera reported no expenses because expenses were capitalized as software development costs.

Investment Activities

For the six months ended December 31, 2005, net cash used by investing activities amounted to $6,400.  There were no reportable investment activities in 2004.

Financing Activities

Net cash provided by financing activities for the six months ended December 31, 2005 was $75,700.  The cash provided from investing activities is due primarily to the increase in advances from shareholders.

As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $51,000 during the six months ended December 31, 2005 and as of that date, the working capital deficit was $264,200. Therefore, the Company’s ability to continue as a going concern is uncertain. The Company expects to incur significant losses in the future, and as a result, will need to generate significant revenues to achieve profitability and may never achieve profitability.

Although the Company continues to maintain its efforts to conserve cash, such efforts will not make it a viable business entity, and without significant additional revenues may not be able to stay in business. The two executive officers have agreed to defer a substantial portion of their compensation and payments.

The Company continues to explore the possibility of outsourcing some production and support tasks that are currently being done in-house in order to reduce such costs.  However, until sufficient volume exists to support significant outsourcing, the Company is not in a position to outsource production to save costs.

The Company has not been successful in attracting outside capital. Although it continues to pursue various opportunities, there can be no assurance of the ability to raise any outside capital or that such funds will be available on favorable terms. If additional funds are raised through the issuance of our equity or debt securities, such securities may have rights, preferences or privileges senior to those of the rights of our common stock and the Company’s stockholders may experience substantial dilution.

The Company is in continuous discussions with new prospective strategic alliance partners. However, there is no assurance of any new alliances in fiscal 2006. No significant business from Sawyer is anticipated in the future due to the pending litigation matter.  Nikken has remained the most significant customer.

The principal capital and liquidity needs historically have related to the acquisition, procurement and manufacturing of component parts relating to our water filtration products, sales and marketing activities, the development of manufacturing infrastructure, litigation costs associated with patent protection, and compensation to our executive officers. Because of insufficient capital resources, research and development efforts, marketing and improvement of our manufacturing infrastructure have been scaled back. Unfortunately, the Company does not believe that it is in a position to substantially decrease its capital and liquidity requirements through additional cost cutting efforts.

The Company’s acquisitions last year will substantially change its financing activities and needs during fiscal 2006. We believe that the acquisitions will diversify the business base and provide the opportunity to generate additional revenues. Management also believes that the acquisitions will increase the chances of raising outside capital to meet  future capital requirements. However, there is no assurance that the Company will be able to attract such capital or that it will be on favorable terms.

INFLATION

The Company believes that the impact of inflation and changing prices on our operations since the commencement of our operations has been negligible.

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

The Company believes that the following critical policies affect its more significant judgments and estimates used in preparation of its consolidated financial statements:

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

In accordance with Statements of Financial Accounting Standards (“SFAS”) No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, all costs incurred to establish the technological feasibility are research and development costs. Software development costs incurred after technological feasibility and prior to the software being available for sale are capitalized.  The Company owns capitalized software development costs through Numera Software Corporation. The software development costs will be amortized over its estimated useful life of 5 years.

Item 3. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Under the supervision and with the participation of the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operations of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on their evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective such that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to Innova Pure Water, Inc., and was made known to them by others within those entities, particularly during the period when this report was being prepared,  due to the fact that the initial reporting of the acquisition of Innova Pure Water, Inc. by Numera Software Corporation was not in accordance with generally accepted accounting principles, and the Company was unable to correct the error in time to file the December 31, 2005 10-QSB correctly, resulting in the filing of this amended 10-QSB/A#1

(b) Changes in internal controls. There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the evaluation date.

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

On December 2, 2005 the litigation involving Smith, Danzel and Sawyer Products was settled.  As part of the terms of agreement, all claims and causes of action among the parties would be extinguished.

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

31.1

Certification of the Chief Executive Officer, dated March 20, 2007

(This certification required as Exhibit 31 under Item 601(a) of Regulation S-K is filed as Exhibit 99.1 pursuant to SEC interim filing guidance.) (2)

31.2

Certification of the Chief Financial Officer, dated March 20, 2007

(This certification required as Exhibit 31 under Item 601(a) of Regulation S-K is filed as Exhibit 99.2 pursuant to SEC interim filing guidance.) (2)

32

Written Statements of the Chief Executive Officer and Chief Financial Officer, dated March 20, 2007

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

INNOVA PURE WATER, INC

Dated: March 20, 2007	By: /s/ Don Harris
Don Harris
President, Chief Executive Officer
Director

Dated: March 20, 2007	By: /s/ Jim R. Davisson
Jim R. Davisson
Chief Financial Officer
Principal Accounting Officer
Director