Form 10QSB/A
period 2006-03-31
INNOVA PURE WATER INC /FL/
filed 2007-04-02
CIK 791994

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

Issuer’s net loss for its most recent fiscal quarter ended March 31, 2006 was $81,400.

Innova Pure Water, Inc.

Three and Nine Months Ended

March 31, 2006 and 2005 (Unaudited)

Table of Contents

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

As a result, the Form 10-KSB for the year ended June 30, 2005, and the Consolidated Balance Sheet as of June 30, 2005, and the Consolidated Statements of Operations, Consolidated Statements of Cash Flow, and Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2005 and June 30, 2004 were restated to reflect the appropriate reverse acquisition accounting method.  Also, the Form 10-QSB for the three month period ended September 30, 2005, the six month period ended December 31, 2005,  the Consolidated Balance Sheets as of September 30, 2005 and December 31, 2005, the Consolidated Statements of Operations, Consolidated Statements of Cash Flow, and Consolidated Statements of Stockholders’ Equity for the three month period ended September 30, 2005 and September 30, 2004 and the six month period ended December 31, 2005 and 2004 were restated to reflect the appropriate reverse acquisition accounting method.

Additionally, this Amendment # 1 is being filed to report the restatement of the accompanying Consolidated Balance Sheet as of March 31, 2006, and the Consolidated Statements of Operations, Consolidated Statements of Cash Flow, and Consolidated Statements of Stockholders’ Equity for the three and nine month periods ended March 31, 2006 and March 31, 2005 to reflect the appropriate reverse acquisition accounting method.

PART I – FINANCIAL INFORMATION

Innova Pure Water, Inc.

Consolidated Balance Sheet

March  31, 2006

(Unaudited)

Assets:
Current Assets:
Cash	$18,900
Accounts receivable	59,600
Other receivable	2,600
Inventories	26,200
Total current assets	107,300

Property and equipment, net of accumulated depreciation of $9,500	3,100

Other assets:
Computer software, net of accumulated amortization of $0	894,800
Patents, net of accumulated amortization of $35,800	126,000
Goodwill	160,100
Other	8,600
Total Other assets	1,189,500

$1,299,900

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable, trade	$206,300
Accrued expenses	116,500
Note payable	4,000
Advances, shareholders	92,200
Deferred revenue	33,900
Total current liabilities	452,900

Note payable net of unamortized discount of $17,200	182,800

Stockholders’ equity:
Preferred stock; $.001 par value; 2,000,000 shares authorized;
0 shares issued and outstanding	0
Common stock; $.0001 par value; 50,000,000 shares authorized;
34,824,236 shares issued and outstanding	3,500
Capital in excess of par value	4,124,100
Accumulated deficit	(3,450,500)
677,100
Treasury stock, at cost; 500 shares	(12,900)
Total stockholders’ equity	664,200

$1,299,900

The accompanying notes are an integral part of the consolidated financial statements.

Innova Pure Water, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2006	2005	2006	2005

Net sales	$86,300	$0	$374,800	$0
Cost of sales	29,800	0	100,100	0

Gross profit	56,500	0	274,700	0

Operating expenses:
General and administrative expenses	181,600	2,500	450,200	2,500

Total operating expenses	181,600	2,500	450,200	2,500

Income (loss) from operations	(125,100)	(2,500)	(175,500)	(2,500)

Other (income) expenses:
Interest, net	6,300	0	6,900	0
Royalties and other income	(50,000)	0	(50,000)	0

Total other (income) expenses	(43,700)	0	(43,100)	0

Net income (loss)	$(81,400)	$(2,500)	$(132,400)	$(2,500)

Earnings (loss) per common share	$.00	$.00	$.00	$.00

Weighted average number of common
shares outstanding	34,824,236	16,600,000	34,689,309	16,600,000

The accompanying notes are an integral part of the consolidated financial statements.

Innova Pure Water, Inc.

Consolidated Statement of Changes in Stockholders’ Equity

Nine Months Ended March 31, 2006

(Unaudited)

			Capital In
	Common Stock		Excess Of	Accumulated	Treasury
	Shares	Amount	Par Value	Deficit	Stock		Total
Balance,
June 30, 2005	34,559,236	$3,500	$4,097,600	$(3,318,100)	$(12,900)		$770,100

Issuance of common
stock for legal fees	265,000		26,500				26,500

Net loss				(132,400)			(132,400)

Balance,
March 31, 2006	34,824,236	$3,500	$4,124,100	$(3,450,500)	$(12,900)	$664	664,200)

The accompanying notes are an integral part of the consolidated financial statements.

Innova Pure Water, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

March 31, 2006

	Nine Months Ended March 31
		2006	2005
Operating activities:
Net loss		$(132,400)	$(2,500)
Adjustments to reconcile net loss to net cash used
by operating activities:
Depreciation and amortization		35,700	0
Bad debt expense		800
Amortization of note payable discount		6,100	0
(Increase) decrease in:
Accounts and other receivables		(46,100)	0
Inventories		39,800	0
Other assets and prepaid expenses		(1,900)	0
(Decrease) increase in:
Accounts payable and accrued expenses		97,600	0
Deferred revenue		(75,900)	0
Total adjustments		56,100	0
Net cash used by operating activities		(73,600)	(2,500)

Investing activities:
Acquisition of software		(9,500)	0
Net cash (used) provided by investing activities		(9,500)	0

Financing activities
Advances from related parties		88,700	0
Net cash provided by financing activities		88,700	0

Net (decrease) increase in cash		2,900	0

Cash, beginning of period		16,000	0

Cash, end of period		$18,900	$0

Supplemental disclosures of cash flow information and non-
cash financing activities:
Cash paid during the year for interest	$$	3,200	$0
Common stock issued in settlement of accounts payable		26,500	0
Payables incurred for additions to computer software		18,300	0

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

2. Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses in recent years. The Company has incurred an additional loss of ($132,400) for the nine month period ended March 31, 2006, which increased the Company’s accumulated deficit to ($3,450,500). The Company also has negative working capital of approximately ($345,600) as of March 31, 2006. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Innova Pure Water, Inc.

Notes to Consolidated Financial Statements

Three and Nine Months Ended March 31, 2006 and 2005 (Unaudited)

3. Contingencies (continued)

Additionally, the Company agreed to pay Sawyer Products $100,000 within 120 days in exchange for the return of warrants issued to Sawyer Products and the canceling of a loan in the amount of $200,000 from Sawyer Products to the Company.  Claims to certain tooling used in the manufacture of the Company’s products were relinquished by Sawyer Products and the Company agreed to release Mr. Smith and Ms. Dancel from their employment contracts.  Finally, Sawyer Products were specifically prohibited from contacting certain customers of the Company.   However, the Company failed to make the $100,000 payment within the 120 day time period thereby voiding the settlement agreement.  The Company is in the process of negotiating a new settlement that is believed to be beneficial to both companies.  However, there can be no assurance that such an agreement can be reached.

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

March 31, 2006:

	Manufacturing		Software		Consulting		Total

Property and equipment, net of accumulated depreciation		$3,000	$			$100	$3,100

Computer software, net of accumulated amortization	$			$894,800			$894,800

Goodwill		$160,100	$		$		$160,100

Patents, net of accumulated amortization		$126,000	$		$		$126,000

Segment assets		$227,900		$925,100		$146,900	$1,299,900

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

As a result, the Consolidated Balance Sheets as of June 30, 2005, September 30, 2005, December 31, 2005, and the Consolidated Statements of Operations, Consolidated Statements of Cash Flow, and Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2005 and June 30, 2004 and the quarterly periods ended September 30, 2005 and 2004, and December 31, 2005 and 2004 were restated to reflect the appropriate reverse acquisition accounting method.  Additionally, the accompanying Consolidated Balance Sheet as of March 31, 2006, and the Consolidated Statements of Income, Consolidated Statements of Cash Flow, and Consolidated Statements of Stockholders’ Equity for the three month period ended March 31, 2006 and 2005 and the nine month period ended March 31, 2006 and 2005 were restated to reflect the appropriate reverse acquisition accounting method.

Effects of the Restatement

A summary of the primary effects of the restatement is as follows:

March 31, 2006

	Previously Reported	Restated
Stockholders’ Equity:
Capital Stock	$3,500	$3,500
Capital in excess of par	10,175,500	4,121,100
Accumulated deficit	(9,501,900)	(3,450,500)
Total stockholders’ equity	664,200	677,100
Total liabilities and stockholders’ equity	1,299,900	1,299,900

Nine Months Ended March 31, 2006

	Previously Reported	Restated
Operating Activities:
Total revenues	$374,800	$374,800
Cost of sales	100,100	100,100
Gross Profit	274,700	274,700
Operating Expenses	450,200	450,200
Net loss	(132,400)	(175,500)
Net cash used by operating	(73,600)	(73,600)
Net cash provided by investing	(9,500)	(9,500)
Net cash provided by financing	88,700	88,700
Net increase in cash and cash equivalents	(2,900)	(2,900)
Cash and equivalents, end of period	18,900	18,900

Nine Months Ended March 31, 2005

	Previously Reported	Restated
Operating Activities
Total revenues	$273,300	$0
Cost of sales	136,400	0
Gross Profit	139,600	0
Operating Expenses	440,000	0
Net loss	(204,600)	0
Net cash used by operating	(231,300)	0
Net cash provided by investing	67,000	0
Net cash provided by financing	176,400	0
Net increase in cash and cash	12,100	0
Cash and equivalents, end of period	12,100	0

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

INCOME STATEMENT DATA

	Nine Months Ended March 31,
	2006	2005
Total revenue	$374,800	$0

Net loss	$(132,400)	$(2,500)

Loss per common share—basic	$(.00)	$(.00)

Shares used in per share computation	34,824,236	16,600,000

BALANCE SHEET DATA

March 31, 2006
Total assets	$1,299,900

Working capital	$(345,600)

Long-term debt	$182,800

Stockholders’ equity	$664,200

This Management's Discussion and Analysis and Results of Operation presents a review of the consolidated operating results and financial condition of the Company for the three and nine month periods ended March 31, 2006 and 2005. This discussion and analysis is intended to assist in understanding the financial condition and results of operations of the Company and its subsidiaries. This section should be read in conjunction with the consolidated financial statements and the related notes.

RESULTS OF OPERATIONS

The Company consisted of three segments, manufacturing, software, and consulting, during the three and nine months ended March 31, 2006.  However, there was only one segment for the comparable periods in 2005. To facilitate the readers understanding of the Company's financial performance, this discussion and analysis is presented on a segment basis for the three and nine months ending in 2006.   The differences in revenues and costs between comparable periods in 2006 and 2005 is due to the fact that, as the acquiring company for accounting purposes, only the revenues and costs of Numera Software Corporation were reportable in periods prior to the acquisition.  Numera Software Corporation was in the process of software development, and had not yet begun to generate significant revenues, and Numera reported no significant expenses because expenses were generally capitalized as software development costs.

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

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED March 31, 2006 AND 2005.

General

Net Sales

Net sales for the nine month period ended March 31, 2006 were $374,800.   There were no sales for the comparable period in 2005.  The differences in revenues between comparable periods in 2006 and 2005 is due to the fact that, as the acquiring company for accounting purposes, only the revenues of Numera Software Corporation were reportable in periods prior to the acquisition.  Numera Software Corporation was in the process of software development, and had not yet begun to generate significant revenues.

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

Cost of Sales

For the nine months ended March 31, 2006, the cost of sales was $100,100.  There was no cost of sales in the comparable period in 2005.  The differences in costs between comparable periods in 2006 and 2005 is due to the fact that, as the acquiring company for accounting purposes, only the costs of Numera Software Corporation were reportable in periods prior to the acquisition.  Numera Software Corporation was in the process of software development, and reported no significant expenses because expenses were generally capitalized as software development costs.

Gross profit margin was 73 percentage points for the nine months ended March 31, 2006.  This was  principally attributable to the receipt of royalties, with little or no associated cost, during the nine months ended March 31, 2006.

Because the company is reporting by segment, the combined cost of goods sold (COGS) should be analyzed by segment.  The software and consulting subsidiary’s COGS is not typical of the COGS for the manufacturing and distribution activities and therefore assumptions made on the combined COGS may lead to incorrect assumptions on the reader’s part.

Operating Expense

Operating expenses for the nine months ended March 31, 2006 were $450,200.  The operating expenses were $2,500 in the comparable period in 2005.  The differences in costs between comparable periods in 2006 and 2005 is due to the fact that, as the acquiring company for accounting purposes, only the costs of Numera Software Corporation were reportable in periods prior to the acquisition.  Numera Software Corporation was in the process of software development, and reported no significant expenses because expenses were generally capitalized as software development costs.

Because the company is reporting by segment, the combined Operating Expenses should be analyzed by segment.  The software and consulting subsidiary’s Operating Expenses is not typical of the Operating Expenses for the manufacturing and distribution activities and therefore assumptions made on the combined Operating Expenses may lead to incorrect assumptions on the reader’s part.

Other Income

For the nine months ended March 31, 2006, net interest expense amounted to $6,900.  This due to less interest having been incurred due to the financing structure.

Other income for the nine months ended March 31, 2006 of $50,000.  There was no other income in the comparable period in 2005.

Income Taxes

Due to the Company’s history of operating losses, management has established a valuation allowance in the full amount of the deferred tax assets arising from these losses because management believes it is more likely than not that the Company will not generate sufficient taxable income within the appropriate period to offset these operating loss carry forwards.

Net Loss

Net loss for the nine months ended March 31, 2006 amounted to $132,400.   The net loss for the comparable period in 2005 was $2,500.   The differences in revenues and costs between comparable periods in 2006 and 2005 are due to the fact that, as the acquiring company for accounting purposes, only the revenues and costs of Numera Software Corporation were reportable in periods prior to the acquisition.  Numera Software Corporation was in the process of software development, and had not yet begun to generate significant revenues, and Numera reported no significant expenses because expenses were generally capitalized as software development costs.

Loss Per Share

For the nine months ended March 31, 2006, basic loss per share amounted to $(.00).

Manufacturing Subsidiary

Net Sales

Net sales for the nine-month period ended March 31, 2006 were $201,000.  There were no sales reported for the same period in 2005.  The differences in revenues between comparable periods in 2006 and 2005 is due to the fact that, as the acquiring company for accounting purposes, only the revenues of Numera Software Corporation were reportable in periods prior to the acquisition.  Numera Software Corporation was in the process of software development, and had not yet begun to generate significant revenues.

Cost of Sales

For the nine months ended March 31, 2006, the cost of sales amounted to $79,700.  .  There was no cost of sales in the comparable period in 2005.  The differences in costs between comparable periods in 2006 and 2005 is due to the fact that, as the acquiring company for accounting purposes, only the costs of Numera Software Corporation were reportable in periods prior to the acquisition.

Gross profit margin was 60 percentage points for the nine-months ended March 31, 2006.

Operating Expense

Operating expenses for the nine months ended March 31, 2006 were $369,300.

Other Income

For the nine months ended March 31, 2006, net interest expense amounted to $6,100.

Software Subsidiary

Net Sales

The software segment, Numera, provided net sales of $40,700 for the nine-month period ended March 31, 2006.

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

11

Cost of Sales

For the nine months ended March 31, 2006 the cost of sales was $0.  This nominal cost of sales is typical for this service-type business.

Gross profit from DesertView was $133,100 for the nine months ended March 31, 2006 providing a gross profit margin of 100%.

Operating Expense

DesertView had $75,800 of operating expenses for the nine months ended March 31, 2006.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005.

General

Net Sales

Net sales for the three month period ended March 31, 2006 were $86,300.  There were no sales for the comparable period in 2005.  The differences in revenues between comparable periods in 2006 and 2005 is due to the fact that, as the acquiring company for accounting purposes, only the revenues of Numera Software Corporation were reportable in periods prior to the acquisition.  Numera Software Corporation was in the process of software development, and had not yet begun to generate significant revenues.

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

Cost of Sales

For the three months ended March 31, 2006, the cost of sales increased to $29,800.  .  There was no cost of sales in the comparable period in 2005.  The differences in costs between comparable periods in 2006 and 2005 is due to the fact that, as the acquiring company for accounting purposes, only the costs of Numera Software Corporation were reportable in periods prior to the acquisition.  Numera Software Corporation was in the process of software development, and reported no significant expenses because expenses were generally capitalized as software development costs.

Gross profit margin was 65 percentage points for the three months ended March 31, 2006, attributable to sales of products and services with a relatively high profit margin during this period.

Operating Expense

Operating expenses for the three months ended March 31, 2006 were $181,600.  The operating expenses were $2,500 in the comparable period in 2005.  The differences in costs between comparable periods in 2006 and 2005 is due to the fact that, as the acquiring company for accounting purposes, only the costs of Numera Software Corporation were reportable in periods prior to the acquisition.  Numera Software Corporation was in the process of software development, and reported no significant expenses because expenses were generally capitalized as software development costs.

 Other Income

For the three months ended March 31, 2006, net interest expense amounted to $6,300.

Other income for the three months ended March 31, 2006 of $50,000.

Income Taxes

Due to the Company’s history of operating losses, management has established a valuation allowance in the full amount of the deferred tax assets arising from these losses because management believes it is more likely than not that the Company will not generate sufficient taxable income within the appropriate period to offset these operating loss carry forwards.

Net Loss

Net loss for the three months ended March 31, 2006 amounted to $81,400.  The net loss for the comparable period in 2005 was $2,500.   The differences in revenues and costs between comparable periods in 2006 and 2005 are due to the fact that, as the acquiring company for accounting purposes, only the revenues and costs of Numera Software Corporation were reportable in periods prior to the acquisition.  Numera Software Corporation was in the process of software development, and had not yet begun to generate significant revenues, and Numera reported no significant expenses because expenses were generally capitalized as software development costs.

Loss Per Share

For the three months ended March 31, 2006, basic loss per share amounted to $0.

Manufacturing Subsidiary

Net Sales

Net sales for the three month period ended March 31, 2006 were $25,400.

Cost of Sales

For the three months ended March 31, 2006, the cost of sales was $25,600.

Operating Expense

Operating expenses for the three months ended March 31, 2006 were $177,900.

Other Income

For the three months ended March 31, 2006, net interest expense amounted to $6,100.

Software Subsidiary

Net Sales

The software segment, Numera, provided net sales of $8,500 for the three month period ended March 31, 2006.

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

Liquidity and Capital Resources

Operating Activities

For the nine months ended March 31, 2006, net cash used by operating activities amounted to $76,300.     The cash used for operating activities in the comparable period in 2005 was $2,500.   The differences in revenues and costs between comparable periods in 2006 and 2005 are due to the fact that, as the acquiring company for accounting purposes, only the revenues and costs of Numera Software Corporation were reportable in periods prior to the acquisition.  Numera Software Corporation was in the process of software development, and had not yet begun to generate significant revenues, and Numera reported no significant expenses because expenses were generally capitalized as software development costs.

Investment Activities

For the nine months ended March 31, 2006, net cash used by investing activities amounted to $9,500.

Financing Activities

Net cash provided by financing activities for the nine months ended March 31, 2006 was approximately $88,700.

As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $132,400 during the nine months ended March 31, 2006 and as of that date; our working capital deficit was $345,600. Therefore, our ability to continue as a going concern is uncertain. We expect to incur significant losses in the future. As a result, we will need to generate significant revenues to achieve profitability and may never achieve profitability.

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

Our acquisitions made by the Company will substantially change our financing activities and needs during fiscal 2006. We believe that our acquisitions will diversify our business base and provide us the opportunity to generate additional revenues. Management also believes that the acquisitions will increase our chances of raising outside capital to meet our future capital requirements. However, there is no assurance that we will be able to attract such capital or if we do attract such capital that it will be on favorable terms.

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

Item 3. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Under the supervision and with the participation of the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operations of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on their evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective such that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to Innova Pure Water, Inc., and was made known to them by others within those entities, particularly during the period when this report was being prepared, due to the fact that the initial reporting of the acquisition of Innova Pure Water, Inc. by Numera Software Corporation was not in accordance with generally accepted accounting principles, and the Company was unable to correct the error in time to file the March 31, 2005 10-QSB correctly, resulting in the filing of this amended 10-QSB/A#1 .

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

Additionally, the Company agreed to pay Sawyer Products $100,000 within 120 days in exchange for the return of warrants issued to Sawyer Products and the canceling of a loan in the amount of $200,000 from Sawyer Products to the Company.  Claims to certain tooling used in the manufacture of the Company’s products were relinquished by Sawyer Products and the Company agreed to release Mr. Smith and Ms. Danzel from their employment contracts.  Finally, Sawyer Products were specifically prohibited from contacting certain customers of the Company.  However, the Company failed to make the $100,000 payment within the 120 day time period thereby voiding the settlement agreement.  Negotiations continue with Sawyer to reach a mutually beneficial settlement.

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

INNOVA PURE WATER, INC

Dated: March 22, 2007	By: /s/ Don Harris
Don Harris
President, Chief Executive Officer
Director

Dated: March 22, 2007	By: /s/ Jim R. Davisson
Jim R. Davisson
Chief Financial Officer
Principal Accounting Officer
Director