Form 10QSB
period 2007-03-31
INNOVA PURE WATER INC /FL/
filed 2007-05-21
CIK 791994

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from             , 20            , to             , 20            .

Commission File Number 0-29746

INNOVA PURE WATER, INC.

AND SUBSIDIARIES

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

There were 35,700,244 shares of the Registrant’s $.0001 par value common stock outstanding as of March 31, 2007.

Transitional Small Business Format (check one)    Yes  ☐    NO  ☒

Innova Pure Water, Inc. and Subsidiaries

Nine Months and Nine Months Ended

March 31, 2007 and 2006 (Unaudited)

Part I - Financial Information

Item 1.	Consolidated Financial Statements
Consolidated Balance Sheet for March 31, 2007 (Unaudited)

Consolidated Statements of Operations for the Three and Nine Months Ended March 31, 2007 and 2006 (Unaudited)

Consolidated Statement of Changes in Stockholders’ Deficit for the Nine Months Ended March 31, 2007 (Unaudited)

Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2007 and 2006 (Unaudited)

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

Signatures

PART I – FINANCIAL INFORMATION

Innova Pure Water, Inc. and Subsidiaries
Consolidated Balance Sheet

March 31, 2007
(Unaudited)
Assets
Current assets:
Cash	$100,131
Accounts receivable, trade	72,520
Prepaid expenses	1,439
Inventories	49,269
Total current assets	223,359

Property and equipment, net of accumulated depreciation of $12,661	0

Other assets:
Computer software, net of accumulated amortization of $313,215	553,762
Patents, net of accumulated amortization of $134,530	27,170
Goodwill	160,054
Note receivable, related party	10,402
Other	927
Total other assets	752,315
$975,674
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable, trade	$298,913
Accrued expenses	108,818
Advances, shareholders	8,331
Notes payable, related parties	314,329
Deferred revenue	29,559
Total current liabilities	759,950

Note payable, net of unamortized discount of $11,100	188,867

Stockholders' equity:
Preferred stock; $.001 par value; 2,000,000 shares authorized;
0 shares issued and outstanding
Common stock; $.0001 par value; 50,000,000 shares authorized;
35,700,244 shares issued and outstanding	3,570
Capital in excess of par value	4,084,265
Accumulated deficit	(4,048,094)
39,741
Treasury stock, at cost; 500 shares	(12,884)
Total stockholders' equity	26,857
$975,674

The accompanying notes are an integral part of the consolidated financial statements.

Innova Pure Water, Inc. and Subsidiaries
Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006

Net sales	$214,139	$86,300	$489,639	$374,800
Cost of sales	149,791	29,800	331,091	100,100

Gross profit	64,348	56,500	158,548	274,700

Operating expenses:
General and administrative expenses	112,813	181,600	459,913	450,200

Total operating expenses	112,813	181,600	459,913	450,200

Loss from operations	(48,465)	(125,100)	(301,365)	(175,500)

Other (income) expenses:
Interest, net	22,569	6,300	45,469	6,900
Royalties and other income	(124,962)	(50,000)	(127,562)	(50,000)

Net other (income) expenses	(102,393)	(43,700)	(82,093)	(43,100)

Net income (loss)	$53,928	$(81,400)	$(219,272)	$(132,400)

Income (loss) per common share	$.00	$(.00)	$(.01)	$(.00)

Weighted average number of common shares outstanding	35,321,930	34,804,236	34,974,281	34,689,309

The accompanying notes are an integral part of the consolidated financial statements

Innova Pure Water, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders’ Deficit

Nine Months Ended March 31, 2007
(Unaudited)

			Capital In
	Common Stock		Excess Of	Accumulated	Treasury
	Shares	Amount	Par Value	Deficit	Stock	Total

Balance, June 30, 2006	34,804,236	$3,480	$4,032,153	$(3,828,822)	$(12,884)	$193,927

Shares issued in
settlement of debt	896,008	90	52,112			52,202

Net loss				(219,272)		(219,272)

Balance, March 31, 2007	35,700,244	$3,570	$4,084,265	$(4,048,094)	$(12,884)	$26,857

The accompanying notes are an integral part of the consolidated financial statements.

Innova Pure Water, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
Nine Months Ended March 31

	2007	2006
Operating activities
Net loss	$(219,272)	$(132,400)

Adjustments to reconcile net loss to net cash used
by operating activities:
Depreciation and amortization	148,288	35,700
Amortization of note payable discount	0	6,100
Bad debt expense	0	800
(Increase) decrease in:
Accounts receivable	(10,320)	(46,100)
Inventories	(28,170)	39,800
Other assets and prepaid expenses	(7,468)	(1,900)
(Decrease) increase in:
Accounts payable	83,356	30,700
Accrued expenses	59,818	66,900
Deferred revenue	(6,442)	(75,900)
Total adjustments	239,062	56,100
Net cash provided (used) by operating activities	19,790	(76,300)

Investing activities
Acquisition of software	0	(9,500)
Net cash used by investing activities	0	(9,500)

Financing activities
Line of credit advances, related parties	66,142	88,700
Net cash provided by financing activities	66,142	88,700

Net increase in cash	85,932	2,900

Cash, beginning of period	14,200	16,000

Cash, end of period	$100,132	$18,900

Supplemental disclosures of cash flow information and
non-cash financing activities:
Cash paid during the year for interest	$0	$3,200
Common stock issued in settlement of accounts payable	$52,202	$26,500
Payables incurred for additions to computer software	$0	$18,300

The accompanying notes are an integral part of the consolidated financial statements.

Innova Pure Water, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Nine Months Ended March 31, 2007 and 2006 (Unaudited)

1. Consolidated Financial Statements

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and nine month periods ended March 31, 2007 and 2006, (b) the financial position at March 31, 2007, and (c) cash flows for the nine-month periods ended March 31, 2007 and 2006, have been made.

The unaudited consolidated financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes of the Company for the fiscal year ended June 30, 2006. The results of operations for the three and nine month periods ended March 31, 2007 are not necessarily indicative of those to be expected for the entire year.

2. Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses in recent years. Although the Company had a net profit of $53,928 for the three month period ending March 31, 2007, the accumulated loss for the nine month period is $219,272, resulting in an accumulated deficit of $4,048,094. The Company also has negative working capital of approximately $536,591 as of March 31, 2007. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Although the Company continues to maintain costs and institute efforts to conserve cash, such efforts will not make them a viable business entity, and without significant additional revenues it may not be able to stay in business.  The Company has begun outsourcing many of its production and support tasks that were previously being done in-house in order to reduce such costs.

3. Contingencies

Innova has recently concluded a patent infringement lawsuit entitled Innova Pure Water, Inc., Plaintiff v. Safari Water Filtration Systems, Inc. d/b/a Safari Outdoor Products, Defendant; Case No. 99-1781-Civ-T-23F filed by the Company on August 4, 1999 with the U.S. District Court, Middle District of Florida, Tampa Division. The Company claimed patent infringement of U.S. Patent 5,609,759 on the part of the defendants. On December 16, 2003, the court ruled in favor of Safari. Innova filed an appeal with the United States Court of Appeals, case No. 04-1097, who, on August 11, 2005, reversed the lower court’s decision.  On September 30, 2006, the Court issued an Order granting Innova's motion for a summary judgment. The Court adjudged that Innova's U.S. Patent 5,609,759 is valid and enforceable and that claims set forth in said patent were infringed upon by products made, used, sold or offered for sale by Safari. Safari was permanently enjoined from making, using, selling or offering for sale in the United States any product covered under the patent's claims as more fully set forth in the Order. Management of the Company believes the entry of this Order will have significance against other parties who may be infringing upon the Company's products and services.

Innova Pure Water, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Nine Months Ended March 31, 2007 and 2006 (Unaudited)

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

4. Stock and Stock Options

Stock-based compensation to non-employees is valued using the Black-Scholes option pricing model. During the periods ended March 31, 2007 and 2006, the Company did not grant any stock options.

5. Segment Reporting

The Company has two reportable segments for the three and nine month periods ended March 31, 2007: Manufacturing and Software. The Company had three reportable segments for the same periods ended March 31, 2006. The Company has consolidated the accounting for the Software and Consulting segments effective July 1, 2006, in order to cut operating expenses and to increase revenues by creating competition between consulting and software personnel. Therefore, for the three and nine month periods ended March 31, 2007, the Company has included reporting on two segments, and has restated the reporting on three segments for the same periods in 2006 into two segments for comparison purposes.

Innova Pure Water, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Nine Months Ended March 31, 2007 and 2006 (Unaudited)

March 31, 2007:

			Software and
	Manufacturing		Consulting	Total

Property and equipment, net of accumulated depreciation		$0	$0	$0

Computer software, net of accumulated amortization	$		553,762	$553,762

Goodwill	$		$160,054	$160,054

Patents, net of accumulated amortization		$27,170	$	$27,170

Segment assets		$343,304	$632,370	$975,674

For the three months ended March 31, 2007:

		Software and
	Manufacturing	Consulting	Total

Net sales	$154,899	$59,240	$214,139

Interest expense, net	$20,681	$1,888	$22,569

Depreciation and amortization	$4,679	$44,750	$49,429

Net income (loss)	$82,383	$(28,455)	$53,928

For the nine months ended March 31, 2007:

	Manufacturing	Consulting	Total

Net sales	$327,798	$161,841	$489,639

Interest expense, net	$41,915	$3,554	$45,469

Depreciation and amortization	$14,038	$134,250	$148,288

Net loss	$(95,913)	$(123,359)	$(219,272)

Innova Pure Water, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Nine Months Ended March 31, 2007 and 2006 (Unaudited)

For the three months ended March 31, 2006:

			Software and
	Manufacturing		Consulting	Total

Net sales		$25,400	$60,900		$86,300

Interest expense, net		$6,100	$200		$6,300

Depreciation and amortization	$		$	$

Net income (loss)		$(134,300)	$52,900		$(81,400)

For the nine months ended March 31, 2006:

	Manufacturing	Consulting		Total

Net sales	$201,000		$183,800	$374,800

Interest expense, net	$6,100		$800	$6,900

Depreciation and amortization	$200	$		$200

Net income (loss)	$(204,100)		$(71,700)	$(132,400)

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

Innova Pure Water, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Nine Months Ended March 31, 2007 and 2006 (Unaudited)

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

INCOME STATEMENT DATA

	Nine Months Ended March 31
	2007	2006
Total revenue	$489,639	$374,800

Net loss	$(219,272)	$(132,400)

Loss per common share—basic	$(.01)	$(.01)

Shares used in per share computation	34,974,281	34,689,309

 BALANCE SHEET DATA

March 31 2007
Total assets	$975,674

Working capital	$(536,591)

Long-term debt	$(188,867)

Stockholders’ equity	$26,857

This Management's Discussion and Analysis and Plan of Operation presents a review of the consolidated operating results and financial condition of the Company for the three month periods ended March 31, 2007 and 2006. This discussion and analysis is intended to assist in understanding the financial condition and results of operations of the Company and its subsidiaries. This section should be read in conjunction with the consolidated financial statements and the related notes.

RESULTS OF OPERATIONS

The Company owns two subsidiaries that operated in the Manufacturing segment and the Software and Consulting segment during the three months ended March 31, 2007.  During the three months ended March 31, 2006, there were three segments, the Software and Consulting being separate segments.  The Company consolidated the accounting for the Software and Consulting segments effective July 1, 2006 to better utilize the resources of the two segments to enhance growth and minimize costs, and the segment information for the two combined segments has been consolidated for comparison purposes. To facilitate the readers understanding of the Company's financial performance, this discussion and analysis is presented on a segment basis.

MANUFACTURING SEGMENT

The manufacturing segment, Innova Pure Water, Inc. (“Innova”) generates its revenues from designing, developing and manufacturing unique consumer water filtration and treatment products.  The Company owns a number of both foreign and domestic patents related to these products, and licenses the manufacture of products under some of these patents to others, as well as manufactures products in its own behalf.

SOFTWARE AND CONSULTING SEGMENT

Innova Systems, Inc. (“Innova Systems”) provides small to mid-sized businesses with full-featured, easy-to-use, real-time accounting software systems that meet or exceed the performance characteristics of mid to high-end competitors, at significantly lower cost.  Innova Systems also provides training, support services for the software it sells.  This is now integrated with the professional management consulting and IT services previously provided to businesses by Desert View Management Services.  The two corporations, Innova Systems, Inc. and Desert View Management Services, Inc., are both still in existence and under the same ownership.  Only the financial accounting and reporting has been consolidated at this time for purposes of efficiency.  Each corporation will continue to report individual revenues and expenses for income tax purposes.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006.

Net Sales

Net sales for the three-month period ended March 31, 2007 were $214,139.  Net sales were $86,300 for the comparable period in 2006. This difference is attributable to the addition of new customers and the overall improvement of sales and production efforts in the last six months.  Nikken USA, remains which remains a major customer, and the loss of this customer would have a material impact on the Company’s ability to continue in business.  In addition, this period in 2006 was well below the average of the four quarters in 2006, which was $132,450.

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

Cost of Sales

For the three months ended March 31, 2007, the cost of sales was $149,791, compared to $29,800 for the three months ended March 31, 2006.  This translates into a gross profit margin percentage of 29% for the three-months ended March 31, 2007, compared to a gross profit margin percentage of 65% for the three-months ended March 31, 2006.  The 29% gross profit margin for 2006 is relatively typical for the combined operations at the current levels of production. The high gross profit percentage for 2006 was also reflective of the fact that software amortization was not being recognized during that period, and is recognized to the extent of $44,750 in the 2007 period.

Operating Expense

Operating expenses for the three months ended March 31, 2007 were $112,813 as compared to  $181,600 for the similar period the prior year year.  This improved performance is due in a large part to the re-location of the production and shipping responsibilities to the Dallas, Texas facility, where outsourcing of much of the work has reduced the costs of facility, labor and other general expenses.

Other Income

For the three months ended March 31, 2007, net interest expense amounted to $22,569 as compared to net interest expense of $6,300 for the three months ended March 31, 2006, due to the increase in interest-bearing notes payable over the last year.

Other income for the three months ended March 31, 2007 was $124,962 as compared to $50,000, for the same period in 2006, attributable to the recognition of an unusual amount of royalties during the three months ended March 31, 2007.  This increase is the result of management’s focus on creating new license relationships as well as collecting past due royalties from prior license agreements.  The royalty income for this period is the result of a one-time license fee from a single customer, and, although the Company hopes to meet the customer’s requirements for future license of products, there can be no assurances that the royalty fees will occur in the future.

Income Taxes

Due to the Company’s history of operating losses, management has established a valuation allowance in the full amount of the deferred tax assets arising from these losses because management believes it is more likely than not that the Company will not generate sufficient taxable income within the appropriate period to offset these operating loss carry forwards.

Net Profit and Loss

Net income for the three months ended March 31, 2007 amounted to $53,928 as compared to a net loss of $81,400 for the three months ended March 31, 2006.  The combination of increased sales revenue, lower general and administrative costs, and a higher income from the receipt of royalty payments is responsible for this improvement.

Earnings and Loss Per Share

For the three months ended March 31, 2007, basic earnings per share amounted to $(.00). For the comparable period in 2006, basic loss per share amounted to $(.00).

Manufacturing Segment

Net Sales

Net sales for the three-month period ended March 31, 2007 were $154,899, compared to $25,400 of net sales for the comparable period in 2006.  This is attributable to timing differences, due to the period of time required to produce and ship large orders, as well as the addition of a number of new customers, and a commitment by the management to focus on increasing sales revenues.

Cost of Sales

For the three months ended March 31, 2007, the cost of sales was $105,090, compared to $25,600 for the three months ended March 31, 2006.

Gross profit margin was 32 percentage points for the three-months ended March 31, 2007, compared to a gross profit margin percentage of 0 percent for the three-months ended March 31, 2006.  The low gross profit margin for 2006 was the result of the inordinately low volume of sales in relation to fixed costs related to sales.

Operating Expense

Operating expenses for the three months ended March 31, 2007 were $71,715 as compared to $177,900 for the similar period last year, due primarily to the relocation of the sales, production and administrative functions to the Dallas office.

Other Income

For the three months ended March 31, 2007, net interest expense was $20,681 as compared to net interest expense of $6,100 for the three months ended March 31, 2006.  This is attributable to the increase in interest-bearing debt over the last year.  The increase in royalty and other income to $124, 962 from $50,000 in the prior year is attributable to the recognition of an unusual amount of royalties during the three months ended March 31, 2007, as a result of management’s focus on creating new license relationships as well as collecting past due royalties from prior license agreements.  The royalty income for this period is the result of a one-time license fee from a single customer, and, although the Company hopes to meet the customer’s requirements for future license of products, there can be no assurances that the royalty fees will occur in the future.

Software and Consulting Segment

Net Sales

The software and consulting segment, Innova Systems, consisting of the previous operations of both Numera Software Corporation and Desert View Management, provided net sales of $59,240 for the three-month period ended March 31, 2007, compared to $60,900 in the same period in 2006.  Management plans to continue developing the consulting and software segment to generate sustained growth in this segment of the business.

Cost of Sales

For the three months ended March 31, 2007, the cost of sales for the software and consulting segment was $44,750, yielding a gross profit of $14,490, or 24%.  The cost of sales for the three months ended March 31, 2006, was $4,400, resulting in a gross profit of $56,500, or 93%.  This disparity in the cost of sales is caused by the recognition of amortization of software development costs beginning July 1, 2006, resulting in a charge-off of $44,750 per quarter to cost of sales.

Operating Expense

Operating expenses for the combined software and consulting segment for the three months ended March 31, 2007, amounted to $40,916.  Operating expenses for the same period in 2006 were $3,700.

Liquidity and Capital Resources

Operating Activities

For the nine months ended March 31, 2007, net cash provided by operating activities amounted to $19,790, as compared to $76,300 used by operating activities for the comparable period in 2006.

Investment Activities

The Company had no cash flow resulting from investing activities during the three months ended March 31, 2007, while in 2006 cash flow from investing activities consisted of acquisition of software in the amount of $9,500.

Financing Activities

Net cash provided by financing activities for the nine months ended March 31, 2007 was $66,142, as compared to net cash provided by financing activities of $88,700 for the comparable period in 2006. The cash provided from investing activities in both periods is due primarily to advances from related parties. The Company continues to rely on funds from related parties to finance operations, pending the securing of other financing or capitalization.

As shown in the accompanying consolidated financial statements, although the Company earned a net profit of $53,928 during the three months ended March 31, 2007, the loss for the year to date was $219,272, and as of that date, the working capital deficit was $536,591. Therefore, the ability of the Company to continue as a going concern is uncertain. The Company expects to improve its profitability under the new management, but may still incur losses in the future. As a result, the Company will need to generate significant revenues to achieve profitability and may never achieve profitability.

Although the Company continues to maintain its efforts to conserve cash, such efforts will not make the Company a viable business entity, and without significant additional revenues the Company may not be able to stay in business. The executive officers of the Company have agreed to defer a substantial portion of their compensation and payments.

The Company has begun outsourcing the production and support tasks that were previously being done in-house in order to reduce such costs.  The savings from outsourcing were apparent in this quarter, and the Company expects the savings realized from reducing fixed overhead costs to be reflected positively in future quarters as well.

The Company is continuing in its efforts to expand the activities of its software and consulting segment by entering into distribution agreements with distributors or re-sellers of its software and services throughout the country.  Funds required to launch this effort have been lacking, and although the Management is attempting to utilize internal resources to accomplish this goal, there are no assurances that the software and consulting sales can be expanded nationally without significant new capital resources.

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

The Company is in continuous discussions with new prospective strategic alliance partners, both in regard to the water filtration products and the software and consulting services. However, there is no assurance the Company will enter into any new alliances in fiscal 2007. Management has been successful in attracting additional customers, but Nikken remains the most significant customer to date, and there can be no assurance that sales to new customers will continue to grow.

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

Management believes that the combination of the accounting functions of the similar segments will motivate the personnel of both Innova Systems and Desert View to increase productivity to maximize the revenues and minimize the costs of the software and consulting operations, allowing Management to focus on the expansion of this segment’s profitable and much-needed small business services.  Management also believes that the re-alignment, by presenting a more streamlined appearance, will increase the chances of generating outside capital to meet future capital requirements. However, there is no assurance that the Company will be able to attract such capital or that such new capital that will be on acquired on favorable terms.

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

In accordance with Statements of Financial Accounting Standards (“SFAS”) No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, all costs incurred to establish the technological feasibility of software are research and development costs. Software development costs incurred after technological feasibility and prior to the software being available for sale are capitalized. The Company owns capitalized software development costs through its Innova Systems segment. The software development costs will be amortized over its estimated useful life of 5 years.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Innova has recently concluded a patent infringement lawsuit entitled Innova Pure Water, Inc., Plaintiff v. Safari Water Filtration Systems, Inc. d/b/a Safari Outdoor Products, Defendant; Case No. 99-1781-Civ-T-23F filed by the Company on August 4, 1999.  The case was filed with the U.S. District Court, Middle District of Florida, Tampa Division.  The Company has claimed patent infringement of U.S. Patent 5,609,759 on the part of the defendants.  On December 16, 2003, the court ruled in favor of Safari.  Innova filed an appeal with the United States Court of Appeals, case No. 04-1097, who, on August 11, 2006, reversed the lower courts decision.  On September 30, 2006, the Court issued an Order granting Innova's motion for summary judgment.  The Court adjudged that Innova's U.S. Patent 5,609,759 is valid and enforceable and that claims set forth in said patent were infringed upon by products made, used, sold or offered for sale by Safari.  Safari was permanently enjoined from making, using, selling or offering for sale in the United States any product covered under the patent's claims as more fully set forth in the Order.  Management of the Company believes the entry of this Order will have significance against other parties who may be infringing upon the Company's products and services.

Innova is currently a plaintiff and a cross defendant in a case captioned J. Smith and M. Danzel v. Innova Pure Water, Inc. v. Sawyer Products, Inc. – Sawyer Products, Inc. v. Innova Pure Water, Inc. and J. Nohren and Rose R. Smith; Case No. 05-000538C1-07 in the Sixth Judicial Circuit Court of Pinellas County.  This case is in its early stages and it is not possible at the present time with any reasonable degree of certainty to determine the likelihood of a favorable or unfavorable outcome or to quantify the potential exposure to Innova.  No amounts relating to this case have been recorded in the accompanying consolidated financial statements, except as related to the note payable of $188,867 owed by Innova to Sawyer, which is a part of this litigation, and is carried on the books of Innova as a liability.

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

Item 2. Changes in Securities

During the three month period ended March 31, 2007, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

Item 3. Defaults Upon Senior Securities

During the three month period ended March 31, 2007, the promissory note in favor of Sawyer Products, Inc. became due under the terms of the note.  However, this note is a part of the lawsuit discussed in Note 3 to the financial statements.  As a part of this litigation, Innova has alleged that Sawyer owes Innova an amount in excess of the note balance for back royalties, lost profits, and damages caused by the actions of Sawyer.  Since the outcome of this lawsuit can not be determined with any degree of certainty, the Company has continued to carry this note as a liability, and has made no provision for any settlement which might result from the successful completion of this litigation.  However, since, in the opinion of the Company and its legal counsel, a completion of this litigation would not be likely to occur in less than 12 months, the Company will continue to classify the note as a long-term liability until such time as a more definitive settlement date for the lawsuit has been determined.

 Item 4. Submission of Matters to a Vote of Security Holders

During the three month period ended March 31, 2007, the Company did not submit any matters to a vote of its security holders.

Item 5. Other Matters

The Company does not have any other material information to report with respect to the three month period ended March 31, 2007.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits included herewith are:

31.1

Certification of the Chief Executive Officer, dated May 18, 2007

(This certification required as Exhibit 31 under Item 601(a) of Regulation S-K is filed as Exhibit 99.1 pursuant to SEC interim filing guidance.) (2)

31.2

Certification of the Chief Financial Officer, dated May 18, 2007

(This certification required as Exhibit 31 under Item 601(a) of Regulation S-K is filed as Exhibit 99.2 pursuant to SEC interim filing guidance.) (2)

32

Written Statements of the Chief Executive Officer and Chief Financial Officer, dated May 18, 2007

(This certification required as Exhibit 32 under Item 601(a) of Regulation S-K is furnished in accordance with Item 601(b)(32)(iii) of Regulation S-K as Exhibit 99.3 pursuant to SEC interim filing guidance.) (2)

(b)	Reports on Form 8-K:

The Company filed one report on Form 8-K related to activities during the fiscal quarter ended March 31, 2007:

Date of Report	Items Reported:

January 8, 2007	Resignation of David Zich as president of Innova Pure Water and appointment as president of Numera Software Corporation

Appointment of Don Harris as a director and president of Innova Pure Water; entry into employment agreement

Election of Randal McClanahan as chairman of Innova Pure Water

Filing of certificate of amendment with Secretary of State of Washington to change name of Numera Software Corporation to Innova Systems, Inc.

Consolidation of operations of DesertView Management Systems, Inc. into Innova Systems, Inc.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized, and on the dates and in the capacities indicated:

INNOVA PURE WATER, INC

Dated:

May 18, 2007

By:  /s/   Don Harris

Don Harris

President, Chief Executive Officer

Director

Dated:

 May 18, 2007

By:  /s/   Jim R. Davisson

Jim R. Davisson

Chief Financial Officer, Principal

Accounting Officer, Director