Form 10QSB/A
period 2007-03-31
INNOVA PURE WATER INC /FL/
filed 2007-06-05
CIK 791994

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-QSB/A

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

June 5, 2007

By:  /s/   Don Harris

Don Harris

President, Chief Executive Officer

Director

Dated:

June 5, 2007

By:  /s/   Jim R. Davisson

Jim R. Davisson

Chief Financial Officer, Principal

Accounting Officer, Director