Form 10KSB/A
period 2006-06-30
INNOVA PURE WATER INC /FL/
filed 2008-03-13
CIK 791994

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

-----------------------------

FORM 10-KSB/A#3

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

PURPOSE OF AMENDED FILING

1	Add an explanatory paragraph to the audit opinion to address the revision of the statements of cash flows and the reclassification of the amortization of software development costs which were made in the Form 10-KSB A#2 for June 30, 2006 in compliance with SFAS 154.

2	Amend Item 9A to reflect the effect of this 10-KSB A#3 on disclosure controls and procedures

3	Add a statement to Note 14 to the accompanying consolidated financial statements discussing the changes in the statement of cash flows.

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

?

SOHO (Small Office, Home Office) and emerging businesses.  Users in this segment purchase easy-to-use windows-based accounting software, primarily through retail channels of distribution, at prices below $500.  They are often first-time users of accounting software.

?

Small Business.   Small Businesses, as classified by accounting analysts and trade magazines, range in annual revenues from $1 million to $50 million, and from 5 to 500 employees.  These users purchase accounting software through several channels of distribution, including retail, direct, and VAR channels, at prices ranging from $50 to $30,000.

?

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

?

An affordable product that is specifically designed for their needs at a price that is up to 70% lower than currently available mid-range accounting systems with comparable features.

?

The ease of use and a GUI commonly associated with simple, retail accounting packages such as QuickBooks.

?

Fully integrated, multi-user modules that assist in the management and productivity of the business and its personnel, including contact management, scheduling, time tracking, project management and task management functions.

?

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Innova Pure Water, Inc. and subsidiaries at June 30, 2006, and the consolidated results of their operations and cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 14 to the accompanying  consolidated financial statements, in accordance with Statement of Financial Accounting Standards No. 154, the Company has corrected two clerical errors in the statements of cash flows.  The Company also reclassified the amortization of software development costs from general and administrative expenses to cost of sales in the statements of operations.

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

Turner, Stone & Company, LLP

Certified Public Accountants

October 31, 2006, except as to the matters discussed in the paragraph above concerning the correction on the statements of cash flows and classification of amortization expenses on the statements of operations, as to which the date is March 12, 2008.

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

The statements of cash flows were corrected for clerical errors, and the statements of operations were corrected to re-classify the amortization of software development costs from an administrative expense to a cost of goods sold in the Form 10-KSB A#2 previously filed.

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

Subsequent to the filing of Form 10-KSB/A#2, management determined that the revisions made by that filing met the requirements of a restatement of the consolidated financial statements under SFAS 154, and consequently required an explanatory paragraph in the auditors opinion letter.  Consequently, this Form 10-KSB/A#3 is being filed to include the auditor’s explanatory paragraph, and this explanation of the effect on disclosure controls and procedures.

In order to prevent future omissions of a similar nature in the future, management personnel have reviewed SFAS 154 and discussed it in detail with the Company’s auditors to ascertain that all responsible members of the management understand the factors essential to the determination of whether a restatement of the financials has occurred.

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

INNOVA PURE WATER, INC

Dated:

  March 12, 2008

By:  /s/  J. T. Thatch________

J. T. Thatch

Chief Executive Officer, President

Director

Dated:

  March 12, 2008

By: /s/  Jim R, Davisson____________

Jim R. Davisson

Chief Financial Officer, Secretary-Treasurer, Director